Form 10-K
period 2005-08-26
SMART Modular Technologies (WWH), Inc.
filed 2005-12-23
CIK 1326973

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Special Financial Report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 26, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-127442
SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	3674	20-2509518
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
4211 Starboard Drive
Fremont, CA 94538
(Address of Principal Executive Offices)
(510) 623-1231
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      114,845 of the registrant’s voting stock was held by non-affiliates as of October 31, 2005. As of such date, the registrant had 49,089,850 shares of common stock outstanding. The aggregate market value of the registrant’s common equity held by non-affiliates is not applicable as there is no public market therefor.
DOCUMENTS INCORPORATED BY REFERENCE
      None.
      This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2.

SMART MODULAR TECHNOLOGIES (WWH), INC.
SPECIAL FINANCIAL REPORT
FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

i

INTRODUCTORY NOTE
      On September 27, 2005, the registration statement on Form S-4 (SEC No. 333-127442) relating to our senior secured floating rate notes due 2012 was declared effective by the Securities and Exchange Commission.
      Rule 15d-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), provides that if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year, then the registrant must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year.
      Our Form S-4 registration statement did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, we are hereby filing such certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
      Please refer to Item 15. — Exhibits, Financial Statement Schedules

Item 9A.	Controls and Procedures.
       (a) Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.
       (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
       (a)(1) Financial Statements
      The following financial statements are filed as a part of this report:

      (a)(2) Financial Statement Schedules
      The following financial statement schedule is filed as part of this report:

Schedule II — Valuation and Qualifying Accounts	55
       (b) Exhibits
      The following exhibits are filed herewith:

Exhibit
No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SMART Modular Technologies (WWH), Inc.:
      We have audited the accompanying consolidated balance sheets of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 31, 2005 and 2004, and the related consolidated and combined statements of operations, business/shareholder’s equity and other comprehensive income (loss), and cash flows for the year ended August 31, 2005, the period from January 28, 2004 (inception) to August 31, 2004 (Successor Business), the period from September 1, 2003 to April 16, 2004, and the year ended August 31, 2003 (Predecessor Business). In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement schedule II. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended August 31, 2005, the period from January 28, 2004 (inception) to August 31, 2004 (Successor Business), the period from September 1, 2003 to April 16, 2004, and the year ended August 31, 2003 (Predecessor Business), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Mountain View, California
October 18, 2005

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005 AND 2004

	Successor Business

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,970	$36,747
Short term investments	5,071	—
Accounts receivable, net of allowance of $2,629 and $3,267 in 2005 and 2004, respectively	144,760	170,415
Inventories	53,122	47,405
Prepaid expenses and other	9,459	2,310

Total current assets	288,382	256,877
Property and equipment, net	11,309	12,630
Goodwill	2,248	—
Intangible assets	9,142	16,990
Other non-current assets	9,980	1,543

Total assets	$321,061	$288,040

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$125,305	$129,597
Accrued expenses	29,912	20,155
Advance from customer	1,000	5,000
Revolving line of credit	—	52,444

Total current liabilities	156,217	207,196
Long-term debt	125,000	—
Other long-term liabilities	961	4,250

Total liabilities	282,178	211,446

Commitments and contingencies
Shareholder’s equity:
Series A redeemable preferred shares, $0.001 par value; 10,000,000 shares authorized; zero and 1,024,700 shares issued and outstanding as of August 31, 2005 and 2004; liquidation preference aggregating $65,140,000	—	65,140
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 48,872,340 shares issued and outstanding as of August 31, 2005 and 2004	8	8
Additional paid-in capital	9,490	8,137
Deferred stock-based compensation	(1,126)	—
Accumulated other comprehensive income (loss)	900	(106)
Retained earnings	29,611	3,415

Total shareholder’s equity	38,883	76,594

Total liabilities and shareholder’s equity	$321,061	$288,040

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Successor Business		Predecessor Business

	Year Ended	Period Ended	Period Ended	Year Ended
	August 31, 2005	August 31, 2004	April 16, 2004	August 31, 2003

	(Dollars in thousands, except per share amounts)
Net sales	607,299	233,677	659,171	828,381
Cost of sales	505,983	203,720	602,098	751,534

Gross profit	101,316	29,957	57,073	76,847

Operating expenses:
Research and development	9,697	4,447	9,012	12,512
Selling, general, and administrative	49,224	19,064	29,454	46,447
Impairment of goodwill	—	—	43,302	—
Restructuring and impairment costs	880	1,300	6,224	8,221

Total operating expenses	59,801	24,811	87,992	67,180

Income (loss) from operations	41,515	5,146	(30,919)	9,667

Interest (expense) income, net	(6,998)	(927)	170	7,685
Other income (expense), net	481	451	(148)	(52)

Total other (expense) income	(6,517)	(476)	22	7,633

Income (loss) before provision for income taxes	34,998	4,670	(30,897)	17,300
Provision for income taxes	8,802	1,255	2,301	29,320

Net income (loss)	$26,196	$3,415	$(33,198)	$(12,020)

Net income per ordinary share, basic	$0.54	$0.07

Shares used in computing basic net income per ordinary share	48,872	48,872

Net income per ordinary share, diluted	$0.49	$0.07

Shares used in computing diluted net income per ordinary share	53,531	50,745

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF BUSINESS/ SHAREHOLDER’S EQUITY AND
OTHER COMPREHENSIVE INCOME (LOSS)

	Repurchase of Series A
	Redeemable		Issuance of				Accumulated
	Preferred Shares		Ordinary Shares			Deferred	Other		Total Business/
					Additional	Stock-Based	Comprehensive	Retained	Shareholder’s	Comprehensive
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Income (Loss)	Earnings	Equity	Income (Loss)

Predecessor Business
Balances as of August 31, 2002	—	—	—	—	214,676	—	119	232,469	447,264	$(7,744)

Capital contribution	—	—	—	—	2,087	—	—	—	2,087
Dividends to Solectron	—	—	—	—	—	—	—	(11,000)	(11,000)
Unrealized loss on investments	—	—	—	—	—	—	(117)	—	(117)	$(117)
Foreign currency translation	—	—	—	—	—	—	364	—	364	364
Net loss	—	—	—	—	—	—	—	(12,020)	(12,020)	(12,020)

Balances as of August 31, 2003	—	—	—	—	216,763	—	366	209,449	426,578	$(11,773)

Dividends to Solectron	—	—	—	—	—	—	—	(31,247)	(31,247)
Net return of capital to Solectron	—	—	—	—	(128,439)	—	—	(145,004)	(273,443)
Unrealized loss on investments	—	—	—	—	—	—	(2)	—	(2)	$(2)
Foreign currency translation	—	—	—	—	—	—	(363)	—	(363)	(363)
Net loss	—	—	—	—	—	—	—	(33,198)	(33,198)	(33,198)

Balances as of April 16, 2004	—	—	—	—	88,324	—	1	—	88,325	$(33,563)

Successor Business
Balances as of April 17, 2004	—	—	—	—	—	—	—	—	—
Issuance of ordinary shares	—	—	48,872,340	8	8,137	—	—	—	8,145
Issuance of series A redeemable preferred shares	1,024,700	65,140	—	—	—	—	—	—	65,140
Foreign currency translation	—	—	—	—	—	—	(106)	—	(106)	(106)
Net income	—	—	—	—	—	—	—	3,415	3,415	3,415

Balances as of August 31, 2004	1,024,700	65,140	48,872,340	8	8,137	—	(106)	3,415	76,594	$3,309

Repurchase of series A redeemable preferred shares	(1,024,700)	(65,140)	—	—	—		—	—	(65,140)
Foreign currency translation	—	—	—	—	—		994	—	994	994
Deferred stock-based compensation	—	—	—	—	1,353	(1,353)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	227	—	—	227
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	—	—	—	—	—	12	—	12	12
Net income	—	—	—	—	—	—	—	26,196	26,196	26,196

Balances as of August 31, 2005	—	—	48,872,340	$8	$9,490	$(1,126)	$900	$29,611	$38,883	$27,202

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Successor Business		Predecessor Business

	Year Ended	Period Ended	Period Ended	Year Ended
	August 31, 2005	August 31, 2004	April 16, 2004	August 31, 2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$26,196	$3,415	$(33,198)	$(12,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,505	3,306	5,350	11,648
Gain on sale of investment	—	—	—	(2,432)
Amortization of stock-based compensation	227	—	—	—
Impairment of property, equipment and goodwill	65	—	48,977	5,111
Amortization of debt issuance costs	412	—	—	—
Gain on sale of assets	(69)	—	—	—
Deferred income tax provision	931	—	—	28,553
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	24,930	(18,570)	(18,052)	(38,507)
Receivable from affiliates	—	—	—	(7,629)
Inventories	(8,118)	28,445	(13,867)	(12,233)
Prepaid expenses and other assets	(2,154)	2,927	(1,214)	1,112
Accounts payable	(3,372)	(13,369)	23,406	38,834
Payable to affiliates	—	—	(8,262)	(6,756)
Accrued expenses and other current liabilities	7,921	(633)	(9,203)	(4,060)
Other non-current liabilities	112	—	—	—

Net cash provided by (used in) operating activities	55,586	5,521	(6,063)	1,621

Cash flows from investing activities:
Purchase of predecessor business, net of cash acquired	—	(104,081)	—	—
Cash paid for acquisition of business, net of cash acquired	(2,260)	—	—	—
Purchase of short-term investments	(5,071)	—	—	—
Capital expenditures	(6,109)	(670)	(2,495)	(3,320)
Proceeds from sale of property and equipment	284	522	2,344	—
Proceeds from sale of investments	—	—	—	2,432
Other	253	776	301	2,035

Net cash (used in) provided by investing activities	(12,903)	(103,453)	150	1,147

Cash flows from financing activities:
Dividends paid	—	—	(31,247)	(11,000)
Proceeds from issuance of long-term debt, net of debt issuance costs	120,120	—	—	—
Advance from customer	(4,000)	—	5,000	—
Advances from (payments to) affiliates	—	—	(3,584)	20,619
(Payments) advances on other debt	(1,524)	(10,000)	10,000	—
Net (repayments) advances on revolving line of credit	(53,126)	52,444	—	—
Other	—	1,079	(989)	(1,059)
Sale of ordinary shares	—	8,145	—	—
(Repurchase) sale of series A redeemable preferred shares	(65,140)	65,140	—	—

Net cash (used in) provided by financing activities	(3,670)	116,808	(20,820)	8,560

Effect of exchange rate changes on cash and cash equivalents	210	(16)	(34)	—

Net increase (decrease) in cash and cash equivalents	39,223	18,860	(26,767)	11,328
Cash and cash equivalents at beginning of period	36,747	17,887	44,654	33,326

Cash and cash equivalents at end of period	$75,970	$36,747	$17,887	$44,654

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$5,539	$472	$—	$—
Taxes	3,370	346	263	700
Non-cash financing activity:
Non-cash dividend/return of capital to Solectron	—	—	273,443	—
See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
August 31, 2005 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Organization and Operations of the Company
      The significant accounting policies described in note 1(a), 1(c) and 1(u) are applicable to the Successor Business only. Except as otherwise indicated, the significant accounting policies described in note 1(b), notes 1(d) through 1(t) and note 1(v) are the same in all material respects for the Successor Business and the Predecessor Business.
      SMART Modular Technologies (WWH), Inc. (SMART or the Company) is an independent designer, manufacturer and supplier of value added subsystems to original equipment manufacturers (OEMs). The Company’s subsystem products include memory modules, embedded computing and thin film transistor-liquid crystal display (TFT-LCD) products which it offers to customers worldwide. The Company also provides its customers with comprehensive design, manufacturing, testing and logistics services. SMART is headquartered in Fremont, California, and has operations in Fremont, California; Irvine, California; Tewksbury, Massachusetts; Korea; Scotland; Puerto Rico; Malaysia; the Dominican Republic; and Brazil.
      The Company was incorporated in the Cayman Islands on January 28, 2004. On February 11, April 16 and April 30, 2004, the Company issued an aggregate of 8,145,390 ordinary shares, par value $0.001 per share, for aggregate proceeds of approximately $8.1 million. Of these ordinary shares, 8,145,389 ordinary shares were issued to the Company’s shareholder, Modular, L.L.C., and one ordinary share was issued to M&C Corporate Services Limited, which immediately thereafter transferred the share to Modular, L.L.C. On May 24, 2004, the 8,145,390 shares, par value $0.001 per share, which constituted all of the outstanding ordinary shares of the Company, were split into 48,872,340 ordinary shares, par value $0.00016667 per share, of the Company. Holders of ordinary shares are entitled to dividends according to the par value of the shares if declared by the directors.
      In addition, on April 16 and April 30, 2004 the Company issued an aggregate of 1,024,700 series A redeemable preferred shares, par value of $0.001, to the Company’s shareholder at a price of $63.57 per share for aggregate proceeds of $65.1 million. Holders of series A redeemable preferred shares are entitled to dividends according to the par value of the shares if declared by the directors, in preference and priority to any payments of dividends to holders of the Company’s ordinary shares. Each share of series A redeemable preferred shares has a liquidation preference of $63.57 per share and votes equally with ordinary shares. The Company may, by written notice to the holder, redeem the series A redeemable preferred shares at liquidation value. On March 28, 2005, the Company repurchased all of the outstanding shares of series A redeemable preferred shares for the aggregate liquidation value of approximately $65.1 million.
      No dividends have been declared or paid on preferred or ordinary shares since the inception of the Company.
      On April 16, 2004, in a series of simultaneous transactions, SMART and its subsidiaries acquired the business unit known as SMART Modular Technologies (SMART Modular) from Solectron Corporation (Solectron) for an aggregate purchase price of $122.0 million. The acquisition was funded by a combination of cash from the proceeds of the sale of ordinary shares and series A redeemable preferred shares by SMART to its sole shareholder (approximately $73.3 million) and borrowings under its revolving loan and security agreement with Wells Fargo Foothill, Inc., La Salle Business Credit, LLC and Congress Financial Corporation (Western) ($50.0 million). The acquisition was accounted for as a purchase of a business (see note 1c).

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(b)	Basis of Presentation
     Successor Business
      The accompanying consolidated financial statements as of August 31, 2005 and 2004 and for the year ended August 31, 2005 and the period from April 17, 2004 to August 31, 2004 are comprised of SMART and its subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.
     Predecessor Business
      Prior to the acquisition of the Predecessor Business by SMART, the Predecessor Business was comprised of the combined financial statements of SMART Modular Technologies, Inc. (excluding its contract manufacturing business, SMART Puerto Rico — CM); SMART Modular Technologies (MA), Inc. (a Solectron subsidiary); and SMART Brazil (a Solectron subsidiary).
      All of the combined entities were ultimately wholly owned by Solectron. Intercompany transactions and balances have been eliminated in the combined financial statements. The combined financial statements have been prepared from the historical accounting records of SMART Modular and the Company and reflect the application of allocation policies adopted by Solectron and SMART for various corporate overhead costs and activities. The costs were allocated by Solectron on a “pro-rata” basis, based on the relative value added revenue (revenue less material costs) of each subsidiary to total Solectron value added revenue. The Company believes that the method used by Solectron to allocate such costs was reasonable and that the costs that SMART Modular would have incurred as a stand-alone entity would not have been materially different, in the aggregate, than the operating costs presented in the financial statements for periods prior to April 17, 2004. The allocation of assets and liabilities between SMART and SMART Puerto Rico — CM has been determined on a basis of identifying assets and liabilities specific to those entities.
      The accompanying combined financial statements for the period from September 1, 2003 to April 16, 2004, and the year ended August 31, 2003, may not necessarily reflect the combined results of operations, changes in shareholder’s equity, and cash flows of the Company in the future or what they would have been had SMART Modular been a separate, stand-alone entity during the periods presented.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(c)	Acquisition of Businesses
      On April 16, 2004, SMART acquired SMART Modular. The following table summarizes the purchase price allocated to the business and the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Allocation of
Purchase Price

Current assets	$260,192
Property and equipment	15,026
Goodwill	138
Intangibles	18,296
Other assets	918

Total assets acquired	294,570

Current liabilities	168,732
Deferred tax liabilities — non-current	3,870

Total liabilities assumed	172,602

Net assets acquired	$121,968

      In September 2004, the Company acquired Estecom for approximately $3.25 million. The acquisition was accounted for as a purchase of a business and resulted in goodwill of approximately $2.2 million. If Estecom achieves certain technology milestones and profit criteria by August 25, 2006, the former owners of Estecom would be entitled to additional purchase price payments of up to $1.1 million. Such contingent consideration payments, if any, will be accounted for as additional purchase price payments and will therefore increase the value of goodwill resulting from the acquisition of Estecom. Estecom was acquired to broaden SMART’s product offering in the TFT-LCD market and expand its presence in the gaming and industrial end markets. Pro forma information regarding results of operations had Estecom been acquired at the beginning of the year ended August 31, 2004 have not been presented as the impact of Estecom’s operations is not material to SMART’s consolidated operations.

(d)	Year-End
      The Company’s financial reporting year ends on the last Friday in August but for financial statement purposes is indicated as ending on August 31. As a result of the change in entity described above, all periods prior to the acquisition by SMART on April 16, 2004 are referred to herein as predecessor periods, and the periods subsequent to April 16, 2004 are referred to as successor periods.

(e)	Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management.

(f)	Revenue Recognition
      The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Under SAB 104, product revenue is

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue typically is recognized at the time of shipment or when the customer takes title of the goods.
      In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. SMART provides procurement, logistics, inventory management, kitting or packaging services for these customers. Service revenue for these arrangements is based on material procurement costs plus a fee for any services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Amounts billed to customers for such transactions totaled approximately $782 million, $286 million, $216 million and $209 million for the year ended August 31, 2005, the period ended August 31, 2004 (successor business), the period ended April 16, 2004 and the year ended August 31, 2003 (predecessor business), respectively.

(g)	Cash and Cash Equivalents and Short-Term Investments
      Cash and cash equivalents include cash on hand and deposits with banks as well as highly liquid short-term investments with maturities at date of purchase of three months or less. Short-term investments are investment grade short-term debt instruments with original maturities greater than three months but less than one year. These debt securities are classified as held-to-maturity securities and carried at amortized cost in the accompanying consolidated balance sheets. Amortized cost approximates fair market value at August 31, 2005.

(h)	Allowance for Doubtful Accounts
      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due and, thereby, reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.

(i)	Inventories
      Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and includes material, labor, and manufacturing overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or market value. From time to time, SMART’s customers may request that it purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory not expected to be sold within one year from the balance sheet date, is classified as non-current inventory and included in other non-current assets in the accompanying consolidated balance sheets. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

(j)	Property and Equipment
      Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

Asset	Period

Buildings	20 to 50 years
Manufacturing equipment	3 to 5 years
Office furniture, software, computers, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated life or lease term

(k)	Goodwill
      SMART performs its goodwill impairment test of its single reporting unit annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit using a discounted future cash flow model and comparing the fair value to the carrying value of the reporting unit, including goodwill.
      If the fair value of the reporting unit is less than its carrying value, SMART then allocates the fair value of the unit to all the assets and liabilities of the unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
      During the period ended April 16, 2004, in connection with the proposed sale of SMART Modular by Solectron, Solectron’s assessment of the carrying value of the SMART Modular goodwill, based on the estimated proceeds from the proposed sale, resulted in an impairment charge of $43.3 million, which was pushed down to SMART Modular’s books.

(l)	Intangibles
      The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of August 31, 2005 and 2004 (in thousands):

	Life	August 31, 2005	August 31, 2004

Customer relationships	5	$11,797	$11,797
Technology	3	1,826	1,826
Trademark	7	4,680	4,673

Total		18,303	18,296
Accumulated amortization		(3,774)	(989)
Other deductions		(5,387)	(317)

Carrying value		$9,142	$16,990

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for fiscal 2005 and for the period from April 17 to August 31, 2004 was $2.8 million and $1.0 million, respectively.
      Other deductions include the benefit of the utilization of a net operating loss carry forward which had a related deferred tax asset and full valuation allowance recorded on the date of the acquisition of SMART Modular. At August 31, 2005 and 2004, this benefit amounted to approximately $2.4 million and $0.3 million, respectively. As a result of the utilization of the net operating loss carry forward, the entire goodwill from the acquisition of SMART Modular in the amount of $0.1 million was reduced to zero, and the intangible assets have been reduced by these amounts.
      In addition, other deductions during fiscal 2005 also include reductions of approximately $3.0 million to the carrying value of intangible assets as a result of the Company recording deferred tax assets in the third quarter of fiscal 2004, related to the acquisition of SMART Modular.
      Amortization expense for fiscal 2006, 2007, 2008, 2009 and 2010 and thereafter is estimated to be approximately $2.5 million, $2.3 million, $2.1 million, $1.4 million and $0.8 million, respectively.

(m)	Impairment of Long-Lived Assets
      The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in September 2002. Under SFAS 144, long-lived assets, excluding goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less cost to sell.

(n)	Income Taxes

Successor Business
      The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the enactment period in which the rate change occurs. U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries expected to be reinvested indefinitely.

Predecessor Business
      Prior to April 17, 2004, SMART Modular was a member of an affiliated group, and accordingly, its federal taxable income or loss is included in the consolidated federal income tax return filed by Solectron. SMART Modular was also included in certain state returns of Solectron. The tax provision for the year ended August 31, 2003 has been allocated on the “pro-rata” method by Solectron based on SMART Modular’s contribution to pretax income or loss. Any valuation allowance against deferred tax assets taken by Solectron on a consolidated basis has been allocated to its subsidiaries based on the subsidiary’s deferred tax asset position. For the period from September 1, 2003 to April 16, 2004, SMART Modular calculated its provision on a stand-alone basis. Had SMART Modular calculated its provision for federal and state taxes for this period on the “pro-rata” method, the tax provision for this period would have been approximately $0.3 million less.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(o)	Foreign Currency Translation
      For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates during the period. The effect of this translation is reported in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in results of operations.
      For foreign subsidiaries using the U.S. dollar as their functional currency, the financial statements of these foreign subsidiaries are re-measured into U.S. dollars using the historical exchange rate for property and equipment and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. The Company uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted average exchange rate is used for each period for revenues and expenses. All foreign subsidiaries except Brazil and Korea use the U.S. dollar as their functional currency.
      The gains or losses resulting from the re-measurement process are recorded in other expense in the statements of operations. To date, the effects of such transaction gains and losses and re-measurement adjustments on the Company’s results of operations have not been material.

(p)	Deferred Grants
      The Company has periodically received grants for the hiring and training of new employees and the purchase of certain capital equipment at its East Kilbride, Scotland facility. These grant proceeds have been deferred and amortized over the period the related expense is incurred or the equipment is depreciated. Grants relating to equipment purchases reduce depreciation expense and grants related to training reduce selling, general, and administrative expense. Amounts amortized were $-0-, $-0-, $-0- and $0.3 million for the year ended August 31, 2005 and the periods ended August 31, 2004 and April 16, 2004 and year ended August 31, 2003, respectively.

(q)	Stock-Based Compensation

Predecessor Business
      SMART Modular participated in the stock-based compensation plans of Solectron. SMART Modular accounted for its participation in those stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related pronouncements. No compensation expense related to employees’ stock options has been recognized in the financial statements as all options in Solectron’s common stock granted under stock option plans had an exercise price equal to the market value of the underlying Solectron common stock on the date of the grant. Under SFAS 123, Accounting for Stock-Based Compensation, entities are required to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.
      Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Had SMART Modular’s share of the compensation expense for Solectron’s stock option plans and awards been determined based on the fair value of the awards on

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
the date of the grant, consistent with the provisions of SFAS 123, SMART Modular’s net loss would have increased to the pro forma amounts indicated below (in thousands):

	Period Ended	Year Ended
	April 16, 2004	August 31, 2003

Net loss, as reported	$(33,198)	$(12,020)
Pro forma stock-based compensation	(3,672)	(5,272)

Pro forma net loss	$(36,870)	$(17,292)

      For purposes of computing pro forma net loss, the fair value of each Solectron option grant and employee stock purchase right is estimated at the date of grant using the Black-Scholes option-pricing model.
      The assumptions used to value the option grants and purchase rights are stated below:

	Period Ended	Year Ended
	April 16, 2004	August 31, 2003

Stock options:
Expected life	3.9 years	3.9 years
Volatility	75%	79%
Risk-free interest rate	2.30% to 3.06%	1.93% to 2.3%
Dividend yield	—	—
Employee Stock Purchase Plan:
Expected life of purchase right	6 months	6 months
Volatility	75%	79%
Risk-free interest rate	1.00%	0.99% to 1.51%
Dividend yield	—	—

Successor Business
      The Company has a stock-based compensation plan. The Company accounts for its stock-based compensation plan using the intrinsic value method prescribed in APB 25 and related pronouncements. Under this method, compensation expense has been recorded only if the deemed fair value of the underlying shares exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on a straight-line basis over the vesting period of each grant, generally over four years.
      Under SFAS 123, entities are required to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 and SFAS 148. If compensation expense for the stock option plans and awards had been determined based on

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
the fair value of the awards on the date of the grant, consistent with the provisions of SFAS 123, the Company’s net income would have decreased to the pro forma amounts indicated below (in thousands):

	Year Ended	Period Ended
	August 31, 2005	August 31, 2004

Net income	$26,196	$3,415
Add back stock-based compensation for employee awards included in the determination of net income, net of income taxes	227	—
Less stock-based compensation for employee awards determined under the fair-value method	(274)	(5)

Pro forma net income	$26,149	$3,410

      For the purpose of computing pro forma net loss, the fair value of each option grant is estimated at the date of the grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are stated below:

	Year Ended	Period Ended
	August 31, 2005	August 31, 2004

Stock options:
Expected life	4 years	4 years
Volatility	0%	0%
Risk-free interest rate	3.16 - 3.99%	3.16%
Dividend yield	—	—

(r)	Loss Contingencies
      The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of a loss and the ability to reasonably estimate the amount of loss in determining the necessity for and amount of any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates the most current information available to determine whether any such accruals should be recorded or adjusted.

(s)	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net (loss) income and other gains and losses affecting shareholder’s equity that, under accounting principles generally accepted in the United States of America are excluded from net (loss) income. For the Company, this consists of foreign currency translation adjustments, changes in fair value of derivative financial instruments accounted for as cash flow hedges and unrealized gains and losses on investments classified as available-for-sale. Tax effects of these amounts are not significant.

(t)	Concentration of Credit Risk and Fair Value of Financial Instruments
      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable balance reflect a concentration of activity with a limited number of customers (see note 14). The Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers to minimize collection risk on trade accounts receivable and maintains allowances for potentially uncollectible accounts. The fair value of the

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable, short-term loan payable and revolving line of credit approximates the carrying value due to their short maturity. The estimated fair value of the Company’s senior secured floating rate notes is based on a dealer quote and approximates their carrying value as of August 31, 2005.

(u)	Net Income Per Share
     Successor Business
      Basic net income per ordinary share is calculated by dividing net income by the weighted average of ordinary shares outstanding during the period. Diluted net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method.
      The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share, in thousands, except share and per share data.

	Year Ended	Period Ended
	August 31, 2005	August 31, 2004

Numerator:
Net income	$26,196	$3,415
Denominator:
Weighted average common shares	48,872,340	48,872,340

Effect of dilutive securities:
Stock options	4,658,228	1,872,163

Total ordinary shares, diluted	53,530,568	50,744,503
Net income per ordinary share, basic	$0.54	$0.07

Net income per ordinary share, diluted	$0.49	$0.07

      There were no anti-dilutive options outstanding at August 31, 2005 and 2004.

(v)	New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for SMART beginning on September 1, 2005. Accordingly, SMART adopted the provisions of SFAS 151 effective September 1, 2005. The adoption of SFAS 151 will not have a significant impact on its financial position and results of operations.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement requires companies to measure the cost of all employee stock-based compensation awards using a fair value method and to record such expense in its consolidated financial statements. The fair value of each option grant will be estimated on the date of grant using the Black Scholes option pricing model. The adoption of SFAS 123R also requires additional accounting and disclosures relating to the income tax and cash flow effects resulting from share-based payment arrangements. The Company adopted the provisions of SFAS 123R on September 1, 2005.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Company will apply the requirements of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 1, 2005. In addition, compensation cost for all awards granted to employees prior to the adoption date that remain unvested on that date will be recognized as the service is rendered after the adoption date. The compensation cost for that portion of the awards will be based on the intrinsic value of those awards, as previously calculated under the guidance of APB 25.
      The adoption of SFAS 123R may have a material impact on the Company’s future results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS 154 will be effective for SMART beginning on September 1, 2006. SMART is currently evaluating the impact, if any, of this statement on its financial position and results of operations.

(2)	Related Party Information

(a)	Predecessor Business
      In the normal course of business, SMART Modular had transactions with Solectron and its affiliates as follows (in thousands):

	Period Ended	Years Ended
	April 16, 2004	August 31, 2003

Affiliates of Solectron:
Sale of product	$80,572	$60,982
Purchases of:
Inventory	(5,243)	(49,354)
Insurance	—	(1,608)
Other services	(1,066)	(1,408)
Solectron:
Management fees paid	—	(2,480)
Interest income	—	6,977
      In addition, a member of senior management of the Company was an investor in an entity that provided warehousing services to the Company. Services provided amounted to approximately $0.3 million, $0.5 million, and $0.3 million for the period ended August 31, 2004 (successor business), the period ended April 16, 2004 and year ended August 31, 2003 (predecessor business), respectively. These expenses are classified as cost of sales in the accompanying consolidated and combined statements of operations.
      In accordance with Solectron’s policy, for the period from September 1, 2002 through January 31, 2003, SMART Modular earned interest income on certain advances made by the Company to Solectron. Effective February 2003, Solectron modified its policy and ceased paying interest on advances made by its subsidiaries. The average monthly outstanding balance of advances by SMART Modular to Solectron was approximately $249.2 million, $251.3 million and $140.4 million for the period from September 1, 2002 through January 31, 2003, the period from February 1 through August 31, 2003 and the period from September 1, 2003 through April 16, 2004, respectively.
      In connection with the April 16, 2004 acquisition of SMART Modular from Solectron, SMART Modular recorded a non-cash dividend/return of capital to Solectron of $273.4 million, related to the write-off of inter-company balances due from Solectron and its affiliates as of the acquisition date.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(b)	Successor Business
      In April 2004, the Company entered into an advisory agreement with entities affiliated with Texas Pacific Group, Francisco Partners and Shah Capital Partners (members of Modular, L.L.C., the Company’s shareholder) and one of the members of Modular, L.L.C. pursuant to which such advisors may provide financial advisory and consulting services to the Company. These services have included executive and management services; identification, support, and analysis of acquisitions and dispositions by the Company to its subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projects, and monitoring of compliance with financing agreements; and human resource functions, including search for and hiring of executive and other services for the Company upon which the Company’s board of directors and the Investors agree.
      Specific services provided by such advisors to date have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee stock incentive plan, and negotiation of certain employment arrangements.
      Pursuant to these agreements, the Company paid fees in the amount of $6.0 million to such advisors for advice on the Acquisition. The fees paid to such advisors have been considered part of the purchase price of the Predecessor Business. In addition, the Company has incurred approximately $2.6 million and $0.9 million for management fees for the year ended August 31, 2005 and the period ended August 31, 2004. Pursuant to the agreement, annual management fees amounted to $2.5 million and are paid on a quarterly basis to such advisors. The management fees are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. On July 1, 2005, the Company executed an amendment to its advisory agreement with the affiliate of Shah Capital Partners, increasing the annual management fees from $0.5 million to $1.0 million.

(3)	Inventories
      Inventories consisted of the following as of August 31, 2005 and 2004 (in thousands):

	2005	2004

Raw materials	$23,765	$21,992
Work in process	5,680	3,370
Finished goods	23,677	22,043

	$53,122	$47,405

      As of August 31, 2005 and 2004, approximately $4.4 million and $-0-, respectively, of slow moving inventory estimated to be sellable beyond August 31, 2006, has been classified as non-current inventory and included in other non-current assets in the accompanying consolidated balance sheets.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(4)	Net Property and Equipment
      Property and equipment consisted of the following as of August 31, 2005 and 2004 (in thousands):

	2005	2004

Buildings	$585	$—
Office furniture, software, computers, and equipment	4,453	1,474
Manufacturing equipment	12,149	11,059
Leasehold improvements	2,926	2,414

	20,113	14,947
Less accumulated depreciation and amortization	8,804	2,317

Net property and equipment	$11,309	$12,630

(5)	Income Taxes
      The components of income tax expense for the year ended August 31, 2005, the period ended August 31, 2004 (successor business), the period ended April 16, 2004 and year ended August 31, 2003 (predecessor business) are as follows (in thousands):

	Successor Business		Predecessor Business

	Year Ended	Period Ended	Period Ended	Year Ended
	August 31, 2005	August 31, 2004	April 16, 2004	August 31, 2003

Current:
Federal	$2,130	$368	$114	$10
State	336	29	72	—
Foreign	5,405	1,008	2,115	690

	7,871	1,405	2,301	700

Deferred:
Federal	—	—	—	23,143
Foreign	931	(150)	—	5,477

	931	(150)	—	28,620

	$8,802	$1,255	$2,301	$29,320

      The effective income tax rate (expressed as a percentage of income (loss) before income taxes) varied from the U.S. statutory income tax rate for the year ended August 31, 2005, the period ended

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
August 31, 2004 (successor business), the period ended April 16, 2004 and year ended August 31, 2003 (predecessor business) as follows:

	Successor Business		Predecessor Business

	Period Ended	Period Ended	Period Ended	Year Ended
	August 31, 2005	August 31, 2004	April 16, 2004	August 31, 2003

Statutory tax rate	35.0%	35.0%	(35.0)%	35.0%
Foreign income taxes at different rates	(7.9)	18.0	6.0	5.3
State income tax, net of federal tax benefit	0.6	0.6	0.2	—
Tax holiday — Malaysia	(8.8)	(29.6)	(10.5)	(35.3)
Nondeductible goodwill impairment	—	—	42.3	—
Change in valuation allowance	0.3	2.0	4.3	164.3
Deferred tax asset write-off — Malaysia	3.9	—	—	—
Foreign withholding taxes	2.7	—	—	—
Other	(0.6)	0.9	0.2	0.2

	25.2%	26.9%	7.5%	169.5%

      The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2005 and 2004 were as follows (see note 1(n)) (in thousands):

	Successor Business

	2005	2004

Deferred tax assets:
Accruals and allowances	$6,756	$5,967
Stock-based compensation	92	—
Credits carryover	482	442
Capital loss carryover	1,743	—
Net operating loss carryover	15,769	15,045

Deferred tax assets	24,842	21,454
Valuation allowance	(22,226)	(19,207)

Net deferred tax assets:	2,616	2,247

Deferred tax liabilities:
Property and equipment	(105)	(276)
Acquired intangibles	(2,563)	(5,596)

Deferred tax liabilities	(2,668)	(5,872)

Deferred tax assets (liabilities)	$(52)	$(3,625)

      As of August 31, 2005, the Company classified approximately $0.8 million in current deferred tax assets and $0.9 million in non-current deferred tax liabilities in other current assets and other non-current liabilities, respectively, on the accompanying consolidated balance sheets. As of August 31, 2004, the Company classified approximately $0.6 million in current deferred tax assets and $4.3 million in non-

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
current deferred tax liabilities in other current assets and other non-current liabilities, respectively, on the accompanying consolidated balance sheets.
      As of August 31, 2005, the Company had U.S. federal net operating loss carry-forwards of approximately $38.4 million. The net operating losses will expire in 2012 through 2024 if not utilized.
      As of August 31, 2005, the Company had California state net operating loss carry-forwards of approximately $38.6 million that will expire in 2012 through 2024 if not utilized.
      The federal and California net operating loss carry-forwards are subject to an annual limitation as a result of a change of ownership as defined in Section 382 of the Internal Revenue Code. The annual limitation will not prevent the Company from using the net operating losses if sufficient income is earned in the carry-forward period.
      As of August 31, 2005, the Company had capital loss carry-forwards of approximately $4.3 million, which if not utilized to offset capital gains, will expire in 2009. The Company has foreign tax credits and state credit carry-forwards that expire beginning in 2008.
      The valuation allowance as of August 31, 2005 primarily relates to U.S. deferred tax assets acquired in the Acquisition. Future reversals of this valuation allowance will be recorded first as reductions to the basis of any remaining acquired intangible assets. Thereafter, any remaining valuation allowance reduction will be recorded as income tax benefit during the period in which the valuation allowance is reversed. The realization of deferred tax assets is based on several factors, including the Company’s past earnings, scheduling of deferred tax liabilities, and projected income from continuing operations. Management does not believe that the deferred tax assets from U.S. operations are realizable. However, the amount of deferred tax asset considered realizable could be increased in the future if sufficient positive evidence in future periods demonstrates that the continuation of projected earnings is achievable.
      Provision has been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments are expected to result in additional tax liability. The Company has not provided deferred income taxes on approximately $28.0 million of undistributed earnings from certain foreign operations as of August 31, 2005 because such earnings are intended to be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical.
      Worldwide income (loss) before taxes for all periods presented consisted of the following (in thousands):

	Successor Business		Predecessor Business

	Year Ended	Period Ended	Period Ended	Year Ended
	August 31,	August 31,	April 16,	August 31,
	2005	2004	2004	2003

U.S.	$5,667	$(42)	$(40,583)	$5,533
Non-U.S.	29,331	4,712	9,686	11,767

Total	$34,998	$4,670	$(30,897)	$17,300

      During the third quarter of fiscal 2005, the Company received approval of a renewal of its tax holiday (Pioneer Status) for its Malaysian operations, which was previously scheduled to expire in September 2004. The Company expensed the deferred tax assets recorded in Malaysia upon receipt of the tax holiday during the third quarter of fiscal 2005. The renewal was effective retroactively to September 2004. The Company has also been granted a tax holiday (International Procurement Company) for its Malaysian operations which is effective for 10 years beginning April 30, 2004, subject to certain conditions. In addition, the Company has been granted a continuing tax holiday for certain manufacturing operations in Puerto Rico, subject to certain conditions.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Expenses
      Accrued expenses as of August 31, 2005 and 2004 consisted of (in thousands):

	Successor Business

	2005	2004

Accrued employee compensation	$9,555	$8,952
Accrued income taxes	2,524	3,438
Other accrued liabilities	17,833	7,765

Total	$29,912	$20,155

(7)	Advance from Customer
      In connection with a supply agreement, a customer advanced $5.0 million to the Company in August 2004. The advance is payable when the terms of the agreement have been fulfilled. Accordingly, the Company paid $4.0 million back to the customer in July 2005, with the remaining $1.0 million paid in September 2005.

(8)	Long-Term Debt

Senior Secured Floating Rate Notes
      On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the 144A Notes) in an offering exempted from registration by rule 144A and Regulation S under the Securities Act (the Offering). The 144A Notes are jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to some limited exceptions. In addition, the 144A Notes and the guarantees are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries. The 144A Notes accrue interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and are redeemable under certain conditions and limitations. The Company filed an exchange offer registration statement that was declared effective on September 27, 2005. Accordingly, all of the 144A Notes are exchangeable for our Senior Floating Rate Exchange Notes (Notes) through the period ended October 26, 2005 (unless extended in accordance with the rules and regulations of the SEC). The terms of the Notes will be identical in all material respects to the terms of the 144A Notes, except that the Notes will be registered under the Securities Act, and the transfer restrictions and registration rights relating to the 144A Notes do not apply to the Notes.
      The net proceeds from the Offering of approximately $120.1 million, were used to repay outstanding indebtedness of approximately $42.3 million under the Company’s existing revolving loan and security agreement, redeem all of the outstanding shares of its Series A redeemable preferred stock for an aggregate amount of $65.1 million, use the remaining $12.7 million for general corporate purposes.
      The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying August 31, 2005 consolidated balance sheet. Debt issuance costs related to the 144A Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the 144A Notes.

Revolving Line of Credit
      SMART had a revolving loan and security agreement (Loan and Security Agreement) with Wells Fargo Foothill, Inc., La Salle Business Credit, LLC and Congress Financial Corporation (Western), that allowed SMART to borrow up to a maximum of $100 million. The ability to draw funds under this credit

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
facility was dependent upon sufficient collateral and meeting certain financial covenants, including the maintenance of certain financial ratios. There also were restrictions on payment of dividends and restrictions on the amount of ordinary shares that could be repurchased annually. Interest on borrowings was calculated based on prime rate plus a margin of up to 1%, or based on LIBOR plus margins between 1.5% and 2.5%, depending on loan availability.
      Contemporaneously with the closing of the Offering of the 144A Notes, the Company amended and restated the Loan and Security Agreement with its lenders, providing for a new senior secured credit facility with Wells Fargo Foothill, Inc. (New Senior Secured Credit Facility). The New Senior Secured Credit Facility provides for up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by the Company. Borrowings under the New Senior Secured Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) the base rate (which is the prime rate most recently announced by the agent) or (ii) the applicable reserve adjusted LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0% to 0.5%, and the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility is available for general corporate purposes through March 28, 2009, unless earlier terminated.
      In connection with the New Senior Secured Credit Facility, the Company incurred approximately $0.7 million in debt issuance costs, which are included in other non-current assets in the accompanying August 31, 2005 consolidated balance sheet. Debt issuance costs related to the New Senior Secured Credit Facility are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over four years, which represents the term of the New Senior Secured Credit Facility. In addition, the Company recorded approximately $1.2 million in interest expense in the fiscal year 2005 consolidated statement of operations, for the write-off of deferred debt issuance and other costs related to the original Loan and Security Agreement.
      As of August 31, 2005, the New Senior Secured Credit Facility was undrawn and the Company is in compliance with its covenants as required by the New Senior Secured Credit Facility agreement.

(9)	Financial Instruments

Derivative Instruments
      On April 28, 2005, SMART entered into two interest rate swap agreements (Swaps) with Wells Fargo Foothill, Inc. The Swaps are for $41.25 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. SMART entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the 144A Notes. Under the terms of the Swaps, SMART pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, SMART receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.25 million of the 144A Notes with fixed interest rates through the respective Expiration Dates. The Swaps are designated as cash flow hedges under SFAS No. 133, as amended.
      The total fair value of the outstanding derivative instruments referred to above was a liability of approximately $0.1 million as of August 31, 2005. SMART had no derivative financial instruments outstanding at August 31, 2004.
      For all derivative transactions, SMART is exposed to counterparty credit risk. To manage such risk, SMART limits its derivative transactions’ counterparties to major financial institutions. SMART does not

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
expect to experience any material adverse financial consequences as a result of default by SMART’s counterparties.

(10)	Employee Benefit Plans

(a)	Stock Option Plan

Predecessor Business
      Solectron’s stock option plans provided for grants of options to employees of SMART Modular to purchase Solectron’s common stock at the fair market value of such shares on the grant date. The options vest over a 4-year period beginning generally on the grant date and have a 10-year term.
      A summary of the activity under SMART Modular’s portion of Solectron’s stock option plans and its preexisting plans is presented as follows:

	Number of	Weighted Average
	Solectron Shares	Exercise Price

Outstanding, August 31, 2002	3,899,131	$17.88
Granted	978,882	3.78
Exercised	(1,757)	3.46
Canceled	(778,913)	17.20

Outstanding, August 31, 2003	4,097,343	14.65
Granted	392,540	5.58
Exercised	(17,807)	3.84
Canceled	(319,698)	16.87

Outstanding, April 16, 2004	4,152,378	13.67
Cancellation of options upon acquisition by SMART	(4,152,378)	13.67
Outstanding, April 17, 2004	—	—

      The weighted average fair value of options granted during the period ended April 16, 2004 and in fiscal 2003 were $3.19 and $1.98, respectively.

Successor Business
      The Company’s stock option plans provide for grants of options to employees of the Company to purchase the Company’s ordinary shares at the fair market value, as determined by management and the board of directors, of such shares on the grant date. The options vest over a 4-year period beginning generally on the grant date and have a 10-year term.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      A summary of the activity under the Company’s stock option plans and its preexisting plans is presented as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding, April 17, 2004	—	$—
Granted	4,960,366	0.17

Outstanding, August 31, 2004	4,960,366	0.17
Granted	1,139,591	0.76
Canceled	(621,536)	0.20

Outstanding, August 31, 2005	5,478,421	0.29

      The following table summarizes options outstanding as of August 31, 2005:

Options Outstanding				Options Vested

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Shares	Life	Exercise		Exercise
Exercise Prices	Outstanding	(Years)	Price	Shares Vested	Price

$0.17	4,880,554	8.9	$0.17	1,275,525	$0.17
$0.98	442,017	9.4	$0.98	—	$—
$2.09	155,850	9.8	$2.09	833	$2.09

$0.17 - 2.09	5,478,421	8.9	$0.29	1,276,358	$0.17

(b)	Employee Stock Purchase Plan — Predecessor
      Under Solectron’s Employee Stock Purchase Plan, SMART Modular’s employees meeting specific employment qualifications were eligible to participate and could purchase shares of Solectron’s common stock semiannually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation.
      The weighted average fair value of the purchase rights granted by Solectron during the period ended April 16, 2004 and the year ended August 31, 2003 was $2.19 and $1.37, respectively.

(c)	Savings and Retirement Program

Predecessor Business
      SMART Modular participated in Solectron’s 401(k) Plan. This plan provided for tax deferred salary deduction for eligible employees. Employees could contribute from 1% to 15% of their annual compensation to this plan, limited by an annual maximum amount as determined by the Internal Revenue Service. Solectron also made discretionary matching contributions, which vested immediately, as periodically determined by its board of directors. The matching contributions made by Solectron during the period ended April 16, 2004 and the year ended August 31, 2003 were $0.4 million and $0.7 million, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Successor Business
      The Company provides a 401(k) Plan to its employees. This plan provides for tax deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to this plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its board of directors. The matching contributions made by the Company during the year ended August 31, 2005 and the period ended August 31, 2004 were $0.4 million and $0.2 million, respectively.

(11)	Commitments and Contingencies

(a)	Synthetic Lease

Predecessor Business
      During the fiscal year ended August 31, 2002, SMART Modular restructured its synthetic lease agreement related to its Fremont, California site. The synthetic lease has an expiration date in 2007. At the end of the lease term, SMART Modular had an option, subject to certain conditions, to purchase or cause a third party to purchase the facility subject to the synthetic lease for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. SMART Modular was entitled to any proceeds from a sale of the property to a third party in excess of the Termination Value. In connection with its restructuring of the synthetic lease, SMART Modular provided loans to the lessor equaling approximately 85% of its initial Termination Value.
      These loans were repayable solely from the sale of the property to third parties in the future, were subordinated to the amounts payable to the lessor at the end of the terms of the synthetic leases, and could be used as a credit against the Termination Value payable if SMART purchases the property. As of August 31, 2003, the approximate Termination Value and loan amount for the synthetic lease was $23.4 million and $19.9 million, respectively.
      Prior to the end of fiscal 2003, SMART Modular obtained a waiver of the minimum cash interest coverage ratio covenant in the agreement. As a result of the waiver, SMART Modular was in compliance with all applicable covenants as of August 31, 2003. Monthly lease payments are generally based on the Termination Value and the 30-day LIBOR index (1.1% as of August 31, 2003) plus an interest rate margin which may vary depending upon Moody Investors Services and Standard and Poor’s rating of Solectron, and are allocated between the lessor and SMART Modular based on the proportion of the loan amount to the total Termination Value of the synthetic lease.
      After the restructuring, SMART Modular continued to account for the synthetic lease arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. SMART’s loan to the lessor has been funded by Solectron.
      In connection with the acquisition of SMART Modular by SMART from Solectron, Solectron assumed the lease related to the Company’s Fremont, California site and, therefore, the Company has no obligation with respect to this lease.

(b)	Lease Agreement with Solectron

Successor Business
      The Company entered into a lease agreement on April 16, 2004 with Solectron for the Fremont, California site. The lease had a term of approximately three years from the closing of the Acquisition with an option to extend for one additional year. The terms of the lease were negotiated based on fair market value.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The lease agreement was amended on January 17, 2005, extending the initial term of the lease to April 30, 2009 with an option for the Company to extend the lease-term for an additional period of three years.

(c)	Commitments
      Rent expense for the year ended August 31, 2005, the period ended August 31, 2004 (successor business), the period ended April 16, 2004 and year ended August 31, 2003 (predecessor business) was $1.6 million, $1.0 million, and $2.5 million and $3.9 million, respectively. As of August 31, 2005, the Company has commitments under operating leases for facilities and equipment.
      Minimum lease payments for the next five years are as follows (in thousands):

Year Ending
August 31

2006	$1,241
2007	885
2008	720
2009	378
2010 and thereafter	—

$3,224

(d)	Product Warranties
      Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a Company’s product. The amounts of the reserves, which totaled $1.0 million, $1.1 million and $1.0 million as of August 31, 2005, 2004, and 2003, respectively, are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The reserves are included in accrued expenses on the consolidated balance sheets.
      The following table reconciles changes in the Company’s accrued warranty (in thousands):

	Successor Business		Predecessor Business

	Year	Period	Period	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	April 16,	August 31,
	2005	2004	2004	2003

Beginning accrued warranty	$1,098	$1,067	$960	$1,111
Warranty claims	(638)	(230)	(819)	(1,049)
Accruals for product warranties	584	261	926	898

Ending accrued warranty	$1,044	$1,098	$1,067	$960

      The Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from the infringement by its products of third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(e)	Legal Matters
      From time to time the Company has been involved in disputes and legal actions arising in the ordinary course of business. In the Company’s opinion, the estimated resolution of these disputes and legal actions is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

(12)	Restructuring
      Impairment of owned facilities and equipment in connection with restructuring activities initiated beginning in fiscal 2003 were recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For owned facilities and equipment, the impairment loss recognized was based on the estimated fair value less costs to sell with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS 112, Employer’s Accounting for Postemployment Benefits, as SMART concluded that it had a substantive severance plan based on the similarity of the benefits offered by this restructuring activity with previous severance activities. Other costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. For leased facilities and equipment that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income.

Predecessor Business

(a)	Period Ended April 16, 2004
      The employee severance and benefit costs included in these restructuring charges relate to the elimination of 56 full-time positions worldwide. All positions under this plan have been eliminated. All of the positions eliminated were in the Americas region. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas regions. For leased facilities that have been abandoned and will be subleased, the lease costs represent future lease payments subsequent to abandonment, less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value, less costs to sell, with fair value based on estimates of existing market prices for similar assets.
      In addition, SMART Modular wrote off its goodwill based on the expected proceeds of the sale of SMART Modular to SMART. The goodwill impairment amounted to $43.3 million.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      For the period ended April 16, 2004, restructuring and impairment costs related to these actions amounted to $49.5 million. The following table summarizes restructuring charges for the period ended April 16, 2004 (in thousands):

Amount

Impairment of goodwill	$43,302
Impairment of equipment	5,675

Impairment of goodwill and equipment	48,977
Severance and benefit costs	219
Loss on leased facilities	80
Other	250

$49,526

(b)	Fiscal 2003
      The employee severance and benefit costs included in these restructuring charges relate to the elimination of 292 full-time positions worldwide. All positions under this plan have been eliminated. Approximately 72% of the positions eliminated were in the Americas region and 28% were in Europe. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe regions. For leased facilities that have been abandoned and will be subleased, the lease costs represent future lease payments subsequent to abandonment, less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value, less costs to sell, with fair value based on estimates of existing market prices for similar assets.
      During fiscal 2003, we recorded restructuring and impairment costs related to this plan of $8.2 million.
      The following table summarizes restructuring charges in fiscal 2003 (in thousands):

Amount

Impairment of equipment	$2,897
Impairment of facilities	2,214

Impairment of equipment and facilities	5,111
Severance and benefit costs	2,631
Loss on leased equipment	115
Loss on leased facilities	364

$8,221

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the restructuring accrual activity for the period ended April 16, 2004 and the year ended August 31, 2003 (in thousands):

		Lease	Lease
	Severance	Payments on	Payments on
	and Benefits	Facilities	Equipment	Other	Total

Accrual as of August 31, 2002	—	—	—	—	—
Provision	2,631	364	115	—	3,110
Cash payment	(1,138)	(325)	—	—	(1,463)

Accrual as of August 31, 2003	1,493	39	115	—	1,647
Provision	219	80	—	250	549
Cash payment	(1,586)	(119)	(115)	(250)	(2,070)

Accrual as of April 16, 2004	$126	$—	$—	$—	$126

      The restructuring accrual is included in accrued expenses in the accompanying balance sheets.

Successor Business

(a)	Period Ended August 31, 2004
      The employee severance and benefit cost included in these restructuring charges related to the elimination of 89 full-time positions worldwide. All positions under this plan have been eliminated. All of the positions were in the Americas region. The employment reduction primarily affected employees in manufacturing and back office support functions. Equipment subject to restructuring were primarily located in the Americas regions.
      For the period ended August 31, 2004, the Company recorded restructuring and impairment costs related to this plan of $1.3 million against earnings. The following table summarizes restructuring charges for the period ended August 31, 2004 (in thousands):

Amount

Severance and benefits costs	$545
Loss on leased equipment	480
Other	275

$1,300

      The following table summarizes the restructuring accrual activity for the period ended August 31, 2005 and 2004 (in thousands):

		Lease Payments
	Severance	on Equipment
	and Benefits	and Facilities	Other	Total

Accrual as of April 17, 2004	$126	$—	$—	$126
Provision	545	480	275	1,300
Cash payment	(123)	(104)	(87)	(314)

Accrual as of August 31, 2004	548	376	188	1,112
Provision	420	340	55	815
Cash Payment	(869)	(608)	(243)	(1,720)

Accrual as of August 31, 2005	$99	$108	$—	$207

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The restructuring and impairment costs for 2005 consisted of $0.4 million in exit and equipment impairment costs, and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of the Company’s communication products. The restructuring accrual is included in accrued expenses in the accompanying balance sheets. Payments under this plan are expected to be substantially completed by December 2005.

(13)	Segment Information
      The Company operates in one reportable segment: the design, manufacture, and distribution of memory products to the information technology industry. The Company evaluates financial performance on a company wide basis. A summary of the Company’s operations by geographic area is as follows (in thousands):

	Successor Business		Predecessor Business

	Year	Period	Period	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	April 16,	August 31,
	2005	2004	2004	2003

Revenues:
U.S.A.	$405,886	$169,815	$461,086	$599,872
Other North and Latin America	58,733	15,923	37,040	34,294
Europe	52,427	19,889	89,983	103,671
Asia	90,253	28,050	71,062	90,544

	$607,299	$233,677	$659,171	$828,381

	August 31

	2005	2004

Long-lived assets:
U.S.A.	$4,240	$6,761
Other North and Latin America	2,152	944
Europe	36	—
Asia	4,881	4,925

	$11,309	$12,630

(14)	Major Customers
      A majority of the Company’s revenues are attributable to customers operating in the information technology industry. Revenues from major customers, defined as revenues in excess of 10% of total revenues, are as follows (in thousands):

	Successor Business				Predecessor Business

	Year Ended		Period Ended		Period Ended		Year Ended
	August 31, 2005		August 31, 2004		April 16, 2004		August 31, 2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Customer A	$278,536	46%	$116,224	49%	$467,744	71%	$606,489	73%
Customer B	$107,694	18%	$39,420	17%	$—	—	$—	—

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      As of August 31, 2005, approximately 46% and 35% of accounts receivable were concentrated with these customers, respectively. As of August 31, 2004, approximately 53% and 32% of accounts receivable were concentrated with these customers, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

(15)	Other Income (Expense), Net
      The following table provides the detail of other income (expense) for the year ended August 31, 2005, the period ended August 31, 2004, the period ended April 16, 2004, and the year ended August 31, 2003 (in thousands):

	Successor Business		Predecessor Business

	Year	Period	Period	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	April 16,	August 31,
	2005	2004	2004	2003

Gain on sale of investment	$—	$—	$—	$2,432
Write-off of investment	—	—	—	(1,891)
Foreign currency realized gains (losses)	293	546	(13)	(485)
Other	188	(95)	(135)	(108)

Total	$481	$451	$(148)	$(52)

(16)	Interest Income (Expense), Net
      The following table provides the components of interest income (expense) for the year ended August 31, 2005, the period ended August 31, 2004, the period ended April 16, 2004, and the year ended August 31, 2003 (in thousands):

	Successor Business		Predecessor Business

	Years	Period	Period	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	April 16,	August 31,
	2005	2004	2004	2003

Interest income	$1,005	$69	$299	$7,757
Interest expense	(8,003)	(996)	(129)	(72)

Interest income (expense), net	$(6,998)	$(927)	$170	$7,685

(17)	Subsidiary Guarantors
      The Company has not presented separate combined financial statements of subsidiary guarantors of its senior secured floating rate notes due 2012, as (1) each of the subsidiary guarantors is wholly owned by the Company, the issuer of the senior secured floating rate notes due 2012, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) the Company has no independent assets and operations and all subsidiaries of the Company other than the subsidiary guarantors are minor.

INDEPENDENT AUDITOR’S REPORT
(COMPANY NO. 458945-M)
      We have audited the accompanying balance sheets of SMART Modular Technologies Sdn. Bhd. as of August 31, 2005 and 2004, and the related income statements, statements of changes in shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies Sdn. Bhd. as of August 31, 2005 and 2004 and the results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the three-year period ended August 31, 2005 in conformity with the applicable approved accounting standards in Malaysia.
      Accounting principles generally accepted in Malaysia vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 20 to the financial statements.
/s/ KPMG
Firm No: AF: 0758
Chartered Accountants
Malaysia,
Date: October 18, 2005

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
BALANCE SHEETS
August 31, 2005 and 2004

	Note	2005	2004

		(Ringgit Malaysia in
		thousands)
Property, plant and equipment	3	15,641	17,134
Current assets:
Inventories (at cost)	4	56,519	49,476
Trade and other receivables	5	212,172	186,985
Tax recoverable		106	—
Cash and cash equivalents	6	105,482	79,232

		374,279	315,693

Current liabilities:
Trade and other payables	7	218,986	203,698
Taxation		—	347

		218,986	204,045
Net current assets		155,293	111,648

		170,934	128,782

Financed by:
Capital and reserves
Share capital	8	11,650	11,650
Reserves	9	159,234	117,082

Shareholders’ funds		170,884	128,732

Long term liability:
Non-cumulative redeemable preference shares	10	50	50

		170,934	128,782

The notes set out on pages 39 to 54 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
INCOME STATEMENTS
For the Years Ended August 31, 2005, 2004 and 2003

	Note	2005	2004	2003

		(Ringgit Malaysia in thousands)
Revenue	11	1,501,905	1,351,560	696,673
Cost of sales		(1,413,087)	(1,251,822)	(610,749)

Gross profit		88,818	99,738	85,924
Distribution costs		(10,813)	(8,164)	(6,655)
Administrative expenses		(17,831)	(22,137)	(16,939)
Other operating expenses		(11,656)	(23,677)	(19,893)
Other operating income		1,311	700	1,068

Operating profit	12	49,829	46,460	43,505
Financing costs		(3)	(62)	—

Profit before tax		49,826	46,398	43,505
Tax expense	13	(1,977)	(196)	(135)

Net profit after tax for the year		47,849	46,202	43,370

The notes set out on pages 39 to 54 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Share	Share	Retained
	Note	capital	premium	profits	Total

		(Ringgit Malaysia in thousands)
Balances as of August 31, 2002		300	1,190	105,727	107,217
Reclassification of share capital on non-cumulative redeemable preference shares to long term liabilities	10	(50)	—	—	(50)
Net profit for the year		—	—	43,370	43,370

Balances as of August 31, 2003		250	1,190	149,097	150,537
Issue of shares		11,400	—	—	11,400
Dividends	14	—	—	(79,407)	(79,407)
Net profit for the year		—	—	46,202	46,202

Balances as of August 31, 2004		11,650	1,190	115,892	128,732
Dividends	14	—	—	(5,697)	(5,697)
Net profit for the year		—	—	47,849	47,849

Balances as of August 31, 2005		11,650	1,190	158,044	170,884

The notes set out on pages 39 to 54 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
CASH FLOW STATEMENTS
August 31, 2005, 2004 and 2003

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Cash flows from operating activities:
Income before provision for income taxes	49,826	46,398	43,505
Adjustments for:
Loss on disposal of plant and equipment	—	625	—
Depreciation	6,457	7,642	9,536
Interest expense	—	56	—
Interest income	(1,311)	(700)	(923)
Impairment loss on plant and equipment	—	—	102
Dividend payable on non-cumulative redeemable preference shares classified as financing costs	3	6	—

Operating profit before working capital changes	54,975	54,027	52,220
Increase in:
Inventories	(7,043)	(15,281)	(19,883)
Trade and other receivables	(25,187)	(47,033)	(70,216)
Increase in trade and other payables	15,288	48,983	112,634

Cash generated from operations	38,033	40,696	74,755
Income taxes paid	(2,430)	(84)	(333)

Net cash generated from operating activities	35,603	40,612	74,422
Cash flows from investing activities:
Interest received	1,311	700	923
Purchase of plant and equipment	(5,680)	(2,512)	(8,100)
Proceeds from disposal of plant and equipment	716	41	—

Net cash used in investing activities	(3,653)	(1,771)	(7,177)
Cash flows from financing activities:
Dividends paid — ordinary shares	(5,697)	(79,407)	—
— non-cumulative redeemable preference shares	(3)	(6)	—
Proceeds from issue of shares	—	11,400	—
Interest paid	—	(56)	—

Net cash used in financing activities	(5,700)	(68,069)	—

Net increase/(decrease) in cash and cash equivalents	26,250	(29,228)	67,245

Cash and cash equivalents at beginning of year	79,032	108,260	41,015

Cash and cash equivalents at end of year	105,282	79,032	108,260

NOTE
Cash and cash equivalents
Cash and cash equivalents included in cash flow statements comprise the following amounts:
Short term deposits with a licensed bank (exclude pledged deposits)	68,979	53,686	75,947
Cash and bank balances	36,303	25,346	32,313

	105,282	79,032	108,260

The notes set out on pages 39 to 54 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS

(1)	Business and organization
      SMART Modular Technologies Sdn. Bhd. (the Company) is a company incorporated in Malaysia with its registered office at 3rd Floor, Wisma Wang, 251-A, Jalan Burma, 10350 Penang, Malaysia. The principal activities of the Company are to carry on the business of suppliers and manufacturers of specialty and standard memory modules, flash memory cards, high performance embedded computer modules as well as communication card solutions and other electronic products associated with the semiconductor industry.

(2)	Summary of significant accounting policies
      The following accounting policies are adopted by the Company and are consistent with those adopted in previous years.

(a)	Basis of accounting
      The financial statements of the Company are prepared on the historical cost basis except as disclosed in the notes to the financial statements and in compliance with applicable approved accounting standards in Malaysia.

(b)	Property, plant and equipment
      Property, plant and equipment are stated at cost less accumulated depreciation and amortization and accumulated impairment losses.
      Property, plant and equipment retired from active use and held for disposal are stated at the carrying amount at the date when the asset is retired from active use, less impairment losses, if any.

Depreciation
      Capital expenditure-in-progress is stated at cost.
      Leasehold land is amortized in equal installments over the remaining period of the respective leases of 54 and 57 years.
      On other property, plant and equipment, depreciation is calculated to write off the cost of property, plant and equipment on a straight-line basis over the terms of their estimated useful lives at the following principal annual rates:

Leasehold improvement	2% - 33%
Plant and machinery	20% - 50%
Computers	50%
Furniture, fittings and office equipment	20% - 50%
      For assets transferred from holding and related corporations, the original cost and accumulated depreciation are taken up in the financial statements and depreciation is provided based on the original cost as from the date of transfer using the above bases so as to write off the net book value of the transferred assets over their remaining useful lives.

(c)	Impairment
      The carrying amount of assets, other than inventories and financial assets, are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
exists, the asset’s recoverable amount is estimated. An impairment loss is recognized whenever the carrying amount of an asset or the cash-generating unit to which it belongs exceeds its recoverable amount. Impairment losses are recognized in the income statement.
      The recoverable amount is the greater of the asset’s net selling price (the amount obtained from the sale of an asset in an arm’s length transaction between willing parties less cost to sell) and its value in use. In assessing value in use, estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.
      An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized. The reversal is recognized in the income statement.

(d)	Inventories
      Inventories are stated at the lower of cost and net realizable value with the first-in, first-out basis being the main basis for cost. For work-in-progress and manufactured inventories, cost consists of materials, direct labor and an appropriate proportion of fixed and variable production overheads.

(e)	Trade and other receivables
      Trade and other receivables are stated at cost less allowance for doubtful debts.

(f)	Cash and cash equivalents
      Cash and cash equivalents consist of cash on hand, balances and deposits with banks and highly liquid investments that have an insignificant risk of changes in value. For the purpose of the cash flow statement, cash and cash equivalents are presented net of pledged deposits.

(g)	Liabilities
      Trade and other payables are stated at cost.

(h)	Provisions
      A provision is recognized when it is probable that an outflow of resources embodying economic benefits will be required to settle a present obligation (legal or constructive) as a result of a past event and a reliable estimate can be made of the amount.

(i)	Share capital

Non-Cumulative Redeemable Preference Share Capital
      Non-cumulative redeemable preference share capital is classified as a liability if it is redeemable on a specific date or at the option of the shareholders and dividends thereon are recognized in the income statement as financing cost.

(j)	Research and development
      Expenditure on research activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized in the income statement as an expense as incurred.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
      Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized if the product or process is technically and commercially feasible and the Company has sufficient resources to complete development. Other development expenditure is recognized in the income statement as an expense as incurred.

(k)	Foreign currency transactions
      Transactions in foreign currencies are translated to Ringgit Malaysia at rates of exchange ruling at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to Ringgit Malaysia at the foreign exchange rates ruling at that date. Foreign exchange differences arising on translation are recognized in the income statement. Non-monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated to Ringgit Malaysia at the foreign exchange rates ruling at the date of the transactions.
      The closing rate used in the translation is USD1.00 to RM3.77 (2004: USD1.00 to RM3.80)

(l) Income tax
      Tax on the profit for the year comprises current and deferred tax. Income tax is recognized in the income statement except to the extent that it relates to items recognized directly in equity, in which case it is recognized in equity.
      Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.
      Deferred tax is provided, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the financial statements. Temporary differences are not recognized for the initial recognition of assets or liabilities that at the time of the transaction affects neither accounting nor taxable profit. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantially enacted at the balance sheet date.
      A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized.

(m)	Income recognition

i) Goods sold
      Revenue from sale of goods is measured at the fair value of the consideration receivable and is recognized in the income statement when the significant risks and rewards of ownership have been transferred to the buyer.

ii) Interest income
      Interest income is recognized in the income statement as it accrues, taking into account the effective yield on the asset.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(n)	Financing costs
      All interest and other costs incurred in connection with borrowings are recognized in the income statement as and when incurred.

(o)	Employee benefits

i) Short term employee benefits
      Wages, salaries and bonuses are recognized as expenses in the year in which the associated services are rendered by employees of the Company. Short term accumulating compensated absences such as paid annual leave are recognized when services are rendered by employees that increase their entitlement to future compensated absences, and short term non-accumulating compensated absences such as sick leave are recognized when absences occur.

ii) Defined contribution plans
      Obligations for contributions to defined contribution plan are recognized as an expense in the income statement as incurred.

(3)	Property, plant and equipment

	Long term			Furniture,
	leasehold			fittings and	Capital
	land and	Plant and		office	expenditure-
	improvement	machinery	Computers	equipment	in-progress	Total

	(Ringgit Malaysia in thousands)
Cost
At September 1, 2004	11,423	66,825	2,255	644	—	81,147
Additions	—	3,649	458	—	1,573	5,680
Disposals	—	(4,039)	—	—	—	(4,039)

At August 31, 2005	11,423	66,435	2,713	644	1,573	82,788

Accumulated depreciation
At September 1, 2004	3,532	57,768	2,233	480	—	64,013
Charge for the year	649	5,582	173	53	—	6,457
Disposals	—	(3,323)	—	—	—	(3,323)

At August 31, 2005	4,181	60,027	2,406	533	—	67,147

Net book value
At August 31, 2005	7,242	6,408	307	111	1,573	15,641

At August 31, 2004	7,891	9,057	22	164	—	17,134

Depreciation charge for the year ended
August 31, 2004	684	6,761	139	58	—	7,642

August 31, 2003	864	8,297	278	97	—	9,536

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
        Depreciation for the year is charged to the Income Statement as:

	2005	2004

	(Ringgit Malaysia
	in thousands)
Depreciation expense	3,444	4,146
Research and development (“R&D”) expenditure (being depreciation on equipment used for R&D purposes)	3,013	3,496

	6,457	7,642

(4)	Inventories, at cost

	2005	2004

	(Ringgit Malaysia
	in thousands)
Raw materials	28,951	31,420
Work-in-progress	5,256	1,691
Manufactured inventories	12,951	5,123
Trading inventories	9,361	11,242

	56,519	49,476

(5)	Trade and other receivables

	2005	2004

	(Ringgit Malaysia in
	thousands)
Trade receivables
- Related corporations	28,891	19,207
- Others	169,283	157,368

	198,174	176,575
Other receivables, deposits and prepayments
- Related corporations	1,483	8,571
- Others	12,515	1,839

	13,998	10,410

	212,172	186,985

(6)	Cash and cash equivalents

	2005	2004

	(Ringgit Malaysia in
	thousands)
Short term deposits with licensed banks	69,179	53,886
Cash and bank balances	36,303	25,346

	105,482	79,232

      Included in short-term deposits with licensed banks is RM200,000 (2004: RM200,000) pledged to a bank for bank guarantee granted to the Company.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(7)	Trade and other payables

	2005	2004

	(Ringgit Malaysia in
	thousands)
Trade payables
- Related corporations	3,925	9,787
- Others	173,151	160,376

	177,076	170,163
Other payables and accrued expenses
- Penultimate holding corporation	1,179	—
- Related corporation	16,656	—
- Others	24,075	33,535

	41,910	33,535

	218,986	203,698

      Prior to April 16, 2004, the ultimate holding corporation was Solectron Corporation, a corporation incorporated in Delaware, United States of America. The immediate holding corporation was SMART Modular Technologies Inc., a corporation incorporated in the State of California, United States of America.
      Solectron Corporation divested SMART Modular Technologies Inc., on April 16, 2004 to a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners.
      Subsequent to the aforesaid divestment, Modular, L.L.C., a limited liability company organized in Delaware, United States of America became the ultimate holding corporation.
      The penultimate holding corporation is SMART Modular Technologies (WWH) Inc. and the immediate holding corporation is SMART Modular Technologies (Foreign Holdings) Inc. Both corporations are incorporated in the Cayman Islands, United Kingdom.
      The non-trade amounts due to the penultimate holding corporation and related corporation are unsecured, interest-free and not subject to fixed terms of repayment.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(8)	Share capital

	2005	2004

	(Ringgit Malaysia
	in thousands)
Authorized:
Ordinary shares of RM1 each
At beginning of the year	24,750	250
Addition during the year	—	24,500

At end of the year	24,750	24,750

Issued and fully paid:
Ordinary shares of RM1 each
At beginning of the year	11,650	250
Issue of ordinary shares of RM1 each	—	11,400

At end of the year	11,650	11,650

(9)	Reserves

	2005	2004

	(Ringgit Malaysia
	in thousands)
Non-Distributable
Share premium	1,190	1,190
Distributable
Retained profits	158,044	115,892

	159,234	117,082

      The share premium relates to the issuance of the non-cumulative redeemable preference shares.
      Subject to agreement with the Inland Revenue Board, the Company has sufficient Section 108 tax credit and tax-exempt income to frank and distribute its entire retained profits as dividends.

(10)	Non-cumulative redeemable preference shares

	2005	2004

	(Ringgit
	Malaysia in
	thousands)
Authorized:
Non-Cumulative Redeemable Preference Shares of RM1 each Authorized:

At beginning/end of the year	250	250

Issued and fully paid:
Non-Cumulative Redeemable Preference Shares of RM1 each Authorized:

At beginning/end of the year	50	50

      The 50,000 non-cumulative redeemable preference shares (NCRPS) of RM1 each were issued at a premium of RM23.80 per share. The NCRPS are redeemable upon demand by the holders at par value

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
together with a sum equal to the arrears of the preferential dividend declared upon passing a resolution by the holders of preference shares and upon giving notice of 60 days to the Company. The NCRPS are classified as long term liabilities in accordance with Malaysian Financial Reporting Standard (FRS) 132.
      The holder of the non-cumulative redeemable preference shares of RM1 each:

i)	shall be entitled to dividends declared by the Company;

ii)	shall be ranked in regards to return of capital and dividend in priority to the holders of the ordinary shares for the time being of the Company;

iii)	shall not have any right to vote upon any resolution other than those pertaining to the winding up of the Company, reduction of share capital, amendment of the Memorandum and/or Articles of Association of the Company affecting directly or indirectly the rights and privileges of the holder of preference shares;

iv)	shall not be entitled to attend any general meeting unless the business of the meeting includes the consideration of a resolution upon which the holder of preference shares is entitled to vote;

v)	shall have the right to demand redemption of any part of the preference shares at par value together with a sum equal to the arrears of the preferential dividend declared at any time upon passing a resolution by the holders of preference shares and upon giving notice of 60 days to the Company; and

vi)	in the event of winding up of the Company, the holder of preference shares shall be entitled in priority to the holder of ordinary shares in paying of the capital paid up on the preference shares.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(11)	Revenue
      Revenue represents the invoiced value of goods sold less returns.

(12)	Operating profit
      Operating profit is arrived at:

	2005	2004	2003

	(Ringgit Malaysia in
	thousands)
After charging:
Auditors’ remuneration	402	25	20
Directors’ emoluments	835	869	933
Depreciation (Note 3)	3,444	4,146	4,568
Allowance for doubtful debts	—	4,915	1,482
Rental of building	672	651	111
Rental of equipment	28	116	161
Unrealized loss on foreign exchange	1,067	—	—
Realized loss on foreign exchange	—	—	22
Staff costs (excluding directors’ emoluments)	16,350	15,643	9,689
Research and development expenditure *	9,686	20,929	19,778
Impairment loss on plant and equipment	—	—	102
Plant and equipment written off	—	—	4
Allowance for inventory obsolescence	13,301	7,882	2,942
Loss on disposal of plant and equipment	—	625	—
and crediting:
Interest income	1,311	700	923
Unrealized gain on foreign exchange	—	8	9
Realized gain on foreign exchange	333	162	—
Reversal of allowance for doubtful debts	797	—	—

*	The following are included in research and development expenditure:

	2005	2004	2003

	(Ringgit Malaysia in
	thousands)
Directors’ emoluments	395	420	478
Depreciation (Note 3)	3,013	3,496	4,968
Rental of building	—	—	17
Rental of equipment	—	—	38
Staff costs (excluding directors’ emoluments)	2,260	2,226	2,036

      The estimated monetary value of benefits received by directors other than in cash from the Company amounted to RM35,000, RM33,000 and RM28,000 in 2005, 2004 and 2003, respectively.
      The number of employees of the Company at the end of the year was 429 (2004: 486; 2003: 333).

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
      Staff costs include contributions to the Employees’ Provident Fund of RM1,830,000, RM1,604,000 and RM1,233,000 in 2005, 2004 and 2003, respectively.

(13)	Tax expense

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Current tax expense
- Based on results for the year	2,372	196	245
- Prior years	(395)	—	—

	1,977	196	245
Deferred tax expense
- Prior year	—	—	(110)

	1,977	196	135

Reconciliation of effective tax expense

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Profit before tax	49,826	46,398	43,505

Income tax using Malaysian tax rate	13,951	12,992	12,181
Non-deductible expenses	316	1,259	383
Deferred tax benefits not recognized due to tax holidays	826	2,754	1,957
Tax incentives	(12,740)	(16,836)	(14,263)
Others	19	27	(13)

	2,372	196	245
Over provision in prior years	(395)	—	(110)

	1,977	196	135

      The Company was granted pioneer status under the Promotion of Investment Act, 1986 for design, development and manufacture of memory modules and data communication cards for an initial period of (5) five years commencing from 1 October 1999. The pioneer status tax holiday has been extended for another (10) ten years upon the expiry of the initial (5) five years granted.
      The Company was also granted the International Procurement Centre (IPC) status under Section 127 of the Income Tax Act, 1967 on April 30, 2004 which exempts the Company’s income derived from its approved trading activities for a period of (10) ten years.
      The tax expense relates to the domestic profit before tax of the Company.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(14)	Dividends

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Interim dividends on ordinary shares
- 48.90% tax exempt (2004: 24163.76% tax exempt)	5,697	60,409	—
- Nil (2004: 163.06% tax exempt)	—	18,998	—

	5,697	79,407	—

(15)	Deferred tax
      No deferred tax assets have been recognized for the following temporary differences:

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Property, plant and equipment
- capital allowances	6,136	6,412	3,947
Other deductible temporary differences	14,141	10,914	4,297

	20,277	17,326	8,244

      The deductible temporary differences do not expire under current tax legislation. The deductible temporary differences are expected to reverse during the tax holiday periods and therefore, no deferred tax assets have been recognized.
      The comparative figures have been restated to reflect the revised unabsorbed capital allowances and other deductible temporary differences available to the Company.

(16)	Significant inter-company transactions

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Ultimate holding corporation
- Solectron Corporation
Purchases	—	*202	—

Immediate Holding Corporation
- SMART Modular Technologies, Inc.
Sales	—	*80,197	95,964
Purchases	—	*144,614	94,211
Purchase of plant and equipment	—	*—	1,475
Allocation of research and development costs	—	*5,829	8,337
Allocation of management and other expenses	—	*6,274	12,092

Related corporations
Sales	—	*143,130	149,881
Purchases	—	*17,015	54,484
Purchase of plant and equipment	—	*639	1,721

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Related corporations
Sales	51,002	#44,318	—
Purchases	198,391	#82,442	—
Purchase of plant and equipment	—	#19	—
Allocation of research and development costs	3,986	#3,910	—
Allocation of management and other expenses	12,670	#3,735	—

*	transactions prior to the divestment by Solectron Corporation on April 16, 2004

#	transactions subsequent to the divestment by Solectron Corporation on April 16, 2004
      The above transactions were entered into in the normal course of business and the terms of which have been established on a negotiated basis.

(17)	Capital commitments

	2005	2004

	(Ringgit
	Malaysia in
	thousands)
Property, plant and equipment
- Contracted but not provided for in the financial statements	1,409	—

(18)	Contingent liability
      The Company acts as a guarantor to a foreign financial institution for banking facilities granted to certain related corporations namely, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Ltd. and SMART Modular Technologies (Puerto Rico) Inc. of up to RM131,950,000 during the financial year of which RM NIL has been utilized at balance sheet date.

(19)	Financial instruments

Financial risk management objectives and policies
      Exposure to credit and foreign currency risk arises in the normal course of the Company’s business. The Board reviews and agrees policies for managing each of these risks are summarized below.

Credit risk
      Management has a formal credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.
      Short-term deposits are placed only with reputable licensed banks to earn interest income.
      At balance sheet date, there were no significant concentrations of credit risk. The maximum exposure to credit risk is represented by the carrying amount of each financial asset.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Foreign currency risk
      The Company incurs foreign currency risk on sales, purchases and other transactions that are denominated in currencies other than the Ringgit Malaysia. The currency giving rise to this risk is primarily the US dollars.

Effective interest rates and repricing analysis
      In respect of interest-earning financial asset, the following table indicates the effective interest rate at the balance sheet date and the periods, in which it reprices or matures, whichever is earlier.

	Effective
	interest
	rate per		Within	1 - 5
	annum	Total	1 year	years

	%
		(Ringgit Malaysia in
		thousands)
2005
Financial asset
Short term deposits with licensed banks	2.93	69,179	69,179	—
2004
Financial asset
Short term deposits with licensed banks	2.00	53,886	53,886	—

Fair values

Recognized financial instruments
      In respect of cash and cash equivalents, trade and other receivables and trade and other payables, the carrying amounts approximate fair value due to the relatively short-term nature of these financial instruments.
      The fair value of the other financial liability carried on the balance sheet at August 31, is represented in the following table:

	2005		2004

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(Ringgit Malaysia in thousands)
Non-cumulative redeemable preference shares (NCRPS)	50	#	50	#

#	It was not practicable to estimate the fair value of the financial liability without incurring excessive time and costs. The financial liability is carried at its original cost as stated in the balance sheet and the principal terms of the NCRPS are disclosed in Note 10 to the financial statements.
      At the balance sheet date, there were no unrecognized financial instruments.

(20)	United States generally accepted accounting principles
      As stated in note 2(a), the financial statements of the Company have been prepared in accordance with applicable accounting standards approved in Malaysia (Malaysian GAAP) which differs in certain significant respects from Generally Accepted Accounting Policies in the United States (U.S. GAAP). A

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
reconciliation and description of the differences between Malaysian GAAP and U.S. GAAP affecting SMART Modular Technologies Sdn. Bhd. are as follows:

(a) Reconciliation of net income
      The net income for the years ended August 31, under US GAAP appears as follows:

			2005	2004	2003

			(Ringgit Malaysia in
			thousands)
Net profit after tax as reported under Malaysian GAAP			47,849	46,202	43,370
Adjustment to cost of sales arising from the sale of inventories previously written up due to acquisition fair market value adjustment	(i	)	—	(908)	—
Adjustment to cost of sales for depreciation of property, plant and equipment previously written up due to acquisition fair market value adjustment	(i	)	(594)	(198)	—
Adjustment to cost of sales for amortization of intangible assets previously written up due to acquisition fair market value adjustment	(i	)	(765)	(255)	—
Adjustment to distribution cost for amortization of intangible assets previously written up due to acquisition fair market value adjustment	(i	)	(2,508)	(836)	—

Net profit after tax as reported under U.S. GAAP			43,982	44,005	43,370

i) Acquisition fair market value adjustments
      On April 16, 2004, SMART Modular (WWH), Inc. and its wholly owned subsidiaries acquired the business unit known as SMART Modular Technologies from Solectron Corporation. Pursuant to the purchase of the business, fair market value adjustments relating to SMART Modular Technologies Sdn. Bhd. were recorded in accordance with SFAS No. 141: Business Combinations in which, property, plant and equipment, inventories and intangible assets (comprised primarily of customer relationships) of SMART Modular Technologies Sdn. Bhd. were written up to their appraised value. The fair market value adjustments were previously not recorded in the 2004 financials of SMART Modular Technologies Sdn. Bhd. under Malaysian GAAP as push down accounting is not required.
      The U.S. GAAP adjustments set out in the reconciliation reflects the additional cost of sales, depreciation and amortization expense arising from the assets of SMART Modular Technologies Sdn. Bhd. being written up to their appraised value.

ii) Presentation of revenue
      SMART Modular Technologies, Inc. entered into service agreements with certain customers to provide services related to the implementation and maintenance of an inventory hub through SMART Modular Technologies Sdn. Bhd. The revenue related to the above transactions was reported gross by SMART Penang under the Malaysian GAAP.
      U.S. GAAP requires that such revenue be reported net since the Company is acting as an agent rather than as a principal. The U.S. GAAP adjustment set out in the below reconciliation reflects the

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
affected revenue net of the attributable cost of sale for each of the respective financial year. The U.S. GAAP adjustment has no impact on the net income.

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Net revenue as reported under Malaysian GAAP	1,501,905	1,351,560	696,673
Cost of sale to be netted against revenue	(915,269)	(613,423)	(181,955)

Net revenue as reported under U.S. GAAP	586,636	738,137	514,718

(b) Reconciliation of Shareholders’ Equity
      Shareholders’ equity as at August 31, under US GAAP appears as follows:

	2005	2004	2003

	(Ringgit Malaysia in thousands)
Shareholders’ equity as reported under Malaysian GAAP	170,884	128,732	150,537
Adjustment to record the revaluation surplus arising from the fair market value adjustment	17,534	17,534	—
Adjustment for cost of sales arising from the sale of inventories previously written up due to acquisition fair market value adjustment	(908)	(908)	—
Adjustment for depreciation for property, plant and equipment previously written up due to acquisition fair market value adjustment	(792)	(198)	—
Adjustment for amortization of intangible assets arising from acquisition fair market value adjustment	(4,364)	(1,091)	—

Shareholders’ equity as reported under U.S. GAAP	182,354	144,069	150,537

i) Non-cumulative redeemable preference shares
      Under Malaysian GAAP, the NCRPS was reclassified from equity to long-term liabilities in financial year ended 2003 when the local accounting standard on Financial instruments: Disclosure and Presentation became effective.

(c) Balance sheet

		2005	2004

		(Ringgit Malaysia in
		thousands)
Total assets as reported under Malaysian GAAP		389,920	332,827
Adjustment to record property, plant and equipment at fair market value, net of accumulated depreciation	(i)	987	1,581
Adjustment to record intangible assets at fair market value, net of accumulated amortization	(i)	10,483	13,756

Total assets as reported under U.S. GAAP		401,390	348,164

i) Acquisition fair market value adjustments
      Pursuant to the business purchase as discussed in note 20(a)(i), the U.S. GAAP adjustments set out in the above reconciliation are made to write up the Company’s property, plant and equipment, and

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945-M)
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
intangible assets (comprised primarily of customer relationships), to reflect these assets at their fair market value as well as to record the accompanying liabilities arising from the push down accounting.

(ii) Cash and cash equivalents
      Under Malaysian GAAP, the balance sheet classification of cash and cash equivalents includes restricted cash balances of RM200,000 (2004: RM200,000). Under U.S. GAAP, the restricted cash amounts would be separately identified as a current asset on the balance sheet at August 31, 2005 and 2004.

(d) Statement of cash flows
      Interest received of RM1,311,000, RM700,000 and RM923,000 for the financial years ended August 31, 2005, 2004 and 2003, respectively, are reflected as cash flow from investing activities. Under U.S. GAAP, such cash flow would have been reflected as operating activities.
      Interest paid of RMNIL and RM56,000 for the financial years ended August 31, 2005 and 2004 respectively are reflected as cash flow from financing activities. Under U.S. GAAP, such cash flow would have been reflected as operating activities.

CONSOLIDATED AND COMBINED FINANCIAL STATEMENT SCHEDULE
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at
	Beginning of	Charged to		Balance at
Description	Period	Operations	(Deductions)	End of Period

	(Dollars in thousands)
Year ended August 31, 2005 (Successor Business):
Allowance for doubtful accounts receivable and credit returns	$3,267	$471	$(1,109)	$2,629
Period ended August 31, 2004 (Successor Business):
Allowance for doubtful accounts receivable and credit returns	$3,547	$501	$(781)	$3,267
Period ended April 16, 2004 (Predecessor Business):
Allowance for doubtful accounts receivable and credit returns	$2,371	$1,524	$(348)	$3,547
Year ended August 31, 2003 (Predecessor Business):
Allowance for doubtful accounts receivable and credit returns	$1,164	$1,374	$(167)	$2,371

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, State of California, on December 23, 2005.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ Iain MacKenzie

Name: Iain MacKenzie
Title: Chief Executive Officer and President
Date: December 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Iain MacKenzie Iain MacKenzie (Principal Executive Officer)	Chief Executive Officer, President and Director	December 23, 2005

/s/ Jack A. Pacheco Jack A. Pacheco (Principal Financial and Accounting Officer)	Vice President and Chief Financial Officer	December 23, 2005

/s/ Ajay Shah Ajay Shah	Chairman of the Board of Directors	December 23, 2005

/s/ Eugene Frantz Eugene Frantz	Secretary and Director	December 23, 2005

/s/ Dipanjan Deb Dipanjan Deb	Director	December 23, 2005

/s/ John Marren John Marren	Director	December 23, 2005

/s/ Chong Sup Park Chong Sup Park	Director	December 23, 2005

/s/ Mukesh Patel Mukesh Patel	Director	December 23, 2005

/s/ Ezra Perlman Ezra Perlman	Director	December 23, 2005

/s/ Clifton Thomas Weatherford Clifton Thomas Weatherford	Director	December 23, 2005

Exhibit Index

Exhibit
No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002