Form 10-Q
period 2005-11-25
SMART Modular Technologies (WWH), Inc.
filed 2006-01-09
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 25, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 333-127442

SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	20-2509518
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4211 Starboard Drive Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

(510) 623-1231
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of registrant’s ordinary shares outstanding as of November 25, 2005 was 49,140,998.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2005	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$58,333	$75,970
Short term investments	5,071	5,071
Accounts receivable, net of allowances of $2,646 and $2,629 as of November 30, 2005 and August 31, 2005, respectively	159,550	144,760
Inventories	61,076	53,122
Prepaid expenses and other current assets	11,436	9,459

Total current assets	295,466	288,382
Property and equipment, net	15,132	11,309
Goodwill	3,198	2,248
Intangible assets, net	8,114	9,142
Other non-current assets	12,971	9,980

Total assets	$334,881	$321,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,090	$125,305
Accrued expenses and other current liabilities	26,514	29,912
Line of credit	1,768	—
Advance from customer	—	1,000

Total current liabilities	159,372	156,217
Long-term debt	125,000	125,000
Other long-term liabilities	739	961

Total liabilities	285,111	282,178

Shareholders’ equity:
Ordinary shares	8	8
Additional paid-in capital	9,675	9,490
Deferred stock-based compensation	(829)	(1,126)
Accumulated other comprehensive income	1,959	900
Retained earnings	38,957	29,611

Total shareholders’ equity	49,770	38,883

Total liabilities and shareholders’ equity	$334,881	$321,061

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
	(In thousands,
	except per share data)

Net sales	$158,262	$154,490
Cost of sales	127,661	132,645

Gross profit	30,601	21,845

Operating expenses:
Research and development	3,468	2,619
Selling, general and administrative	13,652	11,889
Restructuring and impairment costs	—	880

Total operating expenses*	17,120	15,388

Income from operations	13,481	6,457
Interest expense, net	(2,982)	(543)
Other income (expense), net	131	(251)

Total other expense, net	(2,851)	(794)

Income before provision for income taxes	10,630	5,663
Provision for income taxes	1,284	1,473

Net income	$9,346	$4,190

Net income per ordinary share, basic	$0.19	$0.09

Shares used in computing basic net income per ordinary share	49,071	48,872

Net income per ordinary share, diluted	$0.17	$0.08

Shares used in computing diluted net income per ordinary share	53,738	53,104

*Stock-based compensation by category:
Cost of sales	$30	$—
Research and development	95	—
Selling, general and administrative	311	—

	$436	$—

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
	(In thousands)

Net income	$9,346	$4,190
Other comprehensive income, net of tax:
Changes in fair value of derivative instruments accounted for as cash flow hedges	785	—
Foreign currency translation adjustments	274	140

Comprehensive income	$10,405	$4,330

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12,919)	$17,385

Cash flows from investing activities:
Capital expenditures	(4,933)	(2,126)
Cash paid for acquisition of business, net of cash acquired	(680)	(2,260)
Proceeds from sale of assets	125	—
Other, net	—	90

Net cash used in investing activities	(5,488)	(4,296)

Cash flows from financing activities:
Net advance (repayment) on revolving line of credit	1,768	(4,105)
Net repayments on other debt	—	(249)
Repayment of customer advance	(1,000)	—
Proceeds from issuance of ordinary shares	46	—

Net cash provided by (used in) financing activities	814	(4,354)

Effect of exchange rate changes on cash and cash equivalents	(44)	13

Net increase (decrease) in cash and cash equivalents	(17,637)	8,748
Cash and cash equivalents at beginning of period	75,970	36,747

Cash and cash equivalents at end of period	$58,333	$45,495

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	3,110	564
Income taxes	523	448

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. (the Company) are as of November 30, 2005 and August 31, 2005 and for the three months ended November 30, 2005 and 2004. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2006. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2005, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s first quarters of fiscal 2006 and 2005 ended on November 25, 2005 and November 26, 2004, respectively. The Company’s fiscal year ended on August 26, 2005. For clarity of presentation, the Company has indicated its first quarters as having ended on November 30 and its fiscal year as having ended on August 31.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Product and Service Revenue

The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. SMART provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $186.4 and $199.8 million for the three months ended November 30, 2005 and 2004, respectively. Total service revenue recorded for the three months ended November 30, 2005 and 2004 amounted to approximately $10.4 and $8.2 million, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for the Company beginning on September 1, 2005. Accordingly, the Company adopted the provisions of SFAS 151 effective September 1, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS 154 will be effective for the Company beginning on September 1, 2006. The Company is currently evaluating the impact, if any, of this statement on its financial position and results of operations.

NOTE 2 — Stock-Based Compensation

Change in Accounting Principle

Effective September 1, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company adopted SFAS 123R prospectively because prior to the period of adoption it was a non-public entity that used the minimum value method for pro forma disclosure, as prescribed by the provisions of SFAS 123.

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to follow APB Opinion No. 25 in accounting for stock-based awards to employees through August 31, 2005. Accordingly, stock-based compensation expense prior to the adoption of SFAS 123R related to stock option grants that had an exercise price below the deemed fair value of the Company’s underlying ordinary shares at the respective grant dates. Stock-based compensation expense related to stock options issued to employees and directors amounted to approximately $0.4 million and $-0- for the three months ended November 30, 2005 and 2004, respectively.

The Company elected to continue amortizing stock-based compensation for awards granted on or after its adoption of SFAS 123R on September 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.

Plan Description

The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of November 30, 2005, the Company is authorized to issue up to 7,329,948 ordinary shares under this plan.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended November 30, 2005 is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve in effect during the three months ended November 30, 2005.

Three Months
Ended
November 30, 2005

Stock options:
Expected term	6.25 years
Expected volatility	81%
Risk-free interest rate	4.38%
Expected dividends	—

A summary of option activity as of November 30, 2005, and changes during the quarter then ended, is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding at September 1, 2005	5,478	$0.29
Options granted	1,511	$3.65
Options exercised	(269)	$(0.17)
Options forfeited	(180)	$(0.57)

Options outstanding at November 30, 2005	6,540	$1.06	8.9	$2,743

Options exercisable at November 30, 2005	1,526	$0.28	8.6	$205

The weighted average grant date fair value of options granted during the quarter ended November 30, 2005 was $3.66 per option. The total intrinsic value of options exercised during the quarter ended November 30, 2005 was $0.1 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

A summary of the status of the Company’s non-vested stock options as of November 30, 2005, and changes during the quarter ended November 30, 2005, is presented below (in thousands, except per share data):

		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested stock options at September 1, 2005	4,202	$0.36
Non-vested stock options granted	1,511	$3.66
Vested stock options	(519)	$(0.78)
Forfeited stock options	(180)	$(1.37)

Non-vested stock options at November 30, 2005	5,014	$1.28

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of November 30, 2005, there was approximately $4.7 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the quarter ended November 30, 2005, was approximately $0.4 million.

As a result of adopting SFAS 123R on September 1, 2005, the Company’s income before provision for income taxes and net income for the quarter ended November 30, 2005, was approximately $0.2 million lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic net income per ordinary share for the quarter ended November 30, 2005 was not affected by the adoption of SFAS 123R. Diluted net income per ordinary share for the quarter ended November 30, 2005 was $0.01 lower due to the adoption of SFAS 123R.

NOTE 3 — Net Income Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share, in thousands, except per share data.

	Three Months	Three Months
	Ended	Ended
	November 30, 2005	November 30, 2004

Numerator:
Net income	$9,346	$4,190
Denominator:
Weighted average ordinary shares	49,071	48,872

Effect of dilutive securities:
Stock options	4,667	4,232

Total ordinary shares, diluted	53,738	53,104
Net income per ordinary share, basic	$0.19	$0.09

Net income per ordinary share, diluted	$0.17	$0.08

The Company excluded 1,326,428 stock options from the computation of diluted net income per ordinary share for the three months ended November 30, 2005, as their inclusion would have been anti-dilutive. There were no anti-dilutive stock options outstanding at November 30, 2004.

NOTE 4 — Acquisitions

In September 2004, the Company acquired Estecom for approximately $3.25 million. The acquisition was accounted for as a purchase of a business and resulted in goodwill of approximately $2.2 million. If Estecom achieves certain technology milestones and profit criteria during the period from the date of acquisition through August 25, 2006, the former owners of Estecom are entitled to additional purchase price payments of up to $1.1 million. Such contingent consideration payments, if any, will be accounted for as additional purchase price payments and will therefore increase the value of goodwill resulting from the acquisition of Estecom. Estecom was acquired to broaden the Company’s product offering in the TFT-LCD market and expand its presence in the gaming

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and industrial end markets. During the three months ended November 30, 2005, the Company recorded a $0.4 million contingent consideration liability, which was paid to the former owners of Estecom in December 2005, because Estecom achieved a technology milestone.

On August 31, 2005, the Company acquired all of the outstanding stock of ConXtra for approximately $0.7 million. The acquisition was accounted for as a purchase of a business and resulted in goodwill of $0.6 million. ConXtra was acquired to broaden the Company’s expertise in electronic system design.

Pro forma financial information related to these acquisitions have not been presented, as their impact is not material to the Company’s consolidated operations.

NOTE 5 — Intangibles

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of November 30, 2005 and August 31, 2005 (in thousands):

		November 30,	August 31,
	Life	2005	2005

Customer relationships	5	$11,797	$11,797
Technology	3	1,826	1,826
Trademark	7	4,680	4,680

Total		18,303	18,303
Accumulated amortization		(4,402)	(3,774)
Other deductions		(5,787)	(5,387)

Carrying value		$8,114	$9,142

Amortization expense for the three months ended November 30, 2005 and 2004 was $0.6 million and $0.7 million, respectively.

Other deductions include the benefit of the utilization of a net operating loss carry forward which had a related deferred tax asset and full valuation allowance recorded on the date of the acquisition of SMART Modular. At November 30, 2005 and August 31, 2005, this benefit amounted to approximately $2.8 million and $2.4 million, respectively. As a result of the utilization of the net operating loss carry forward, the entire goodwill from the acquisition of SMART Modular in the amount of $0.1 million was reduced to zero, and the intangible assets have been reduced by these amounts.

In addition, other deductions at November 30, 2005 also include reductions to the carrying value of intangible assets as a result of the Company recording deferred tax assets related to the acquisition of SMART Modular.

NOTE 6 — Related Party Information

In April 2004, the Company entered into advisory agreements with entities affiliated with each of Texas Pacific Group, Francisco Partners, and Shah Capital Partners (members of Modular, L.L.C., the Company’s majority shareholder) pursuant to which each advisor may provide financial advisory and consulting services to the Company. These services have included executive and management services; identification, support, and analysis of acquisitions and dispositions by the Company or its subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projects, and monitoring of compliance with financing agreements; and human resource functions, including searching for and hiring of executive and other services for the Company upon which the Company’s board of directors and such advisors agree.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Specific services provided by such advisors to date have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee stock incentive plan, and negotiation of certain employment arrangements. On July 1, 2005, the Company executed an amendment to its advisory agreement with the entity affiliated with Shah Capital Partners, increasing the annual management fees to $1.0 million. This amendment increased the management fee to all advisors to $3.0 million annually.

Pursuant to the above agreements, the Company has incurred approximately $0.8 million and $0.6 million in management fees for the three months ended November 30, 2005 and 2004, respectively. The management fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 7 — Inventories

Inventories consist of the following as of November 30, 2005 and August 31, 2005 (in thousands):

	November 30, 2005	August 31, 2005

Raw materials	$27,017	$23,765
Work-in process	8,150	5,680
Finished goods	25,909	23,677

	$61,076	$53,122

As of November 30, 2005 and August 31, 2005, approximately $4.0 million and $4.4 million, respectively, of slow moving inventory estimated to be sellable beyond one year, has been classified as non-current inventory and included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 8 — Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30, 2005	November 30, 2004

Current	$1,371	$1,553
Deferred	(87)	(80)

Total	$1,284	$1,473

Worldwide income before provision for income taxes for the three months ended November 30, 2005 and 2004, consisting of the following components (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30, 2005	November 30, 2004

U.S. income	$386	$1,618
Non-U.S. income	10,244	4,045

Total	$10,630	$5,663

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 — Long-Term Debt

Senior Secured Floating Rate Notes

On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the 144A Notes) in an offering exempted from registration by rule 144A and Regulation S under the Securities Act (the Offering). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to some limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The Company filed an exchange offer registration statement that was declared effective on September 27, 2005. Accordingly, all of the 144A Notes were exchanged for the Company’s Senior Secured Floating Rate Exchange Notes (the Notes) by October 26, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the Notes are registered under the Securities Act, and the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes.

The net proceeds from the Offering of approximately $120.1 million, were used to repay outstanding indebtedness of approximately $42.3 million under the Company’s existing revolving loan and security agreement, redeem all of the outstanding shares of our Series A redeemable preferred stock for an aggregate amount of $65.1 million, with the remaining $12.7 million used for general corporate purposes.

The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheet. Debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.

Revolving Line of Credit

The Company had a revolving loan and security agreement (Loan and Security Agreement) with Wells Fargo Foothill, Inc., La Salle Business Credit, LLC and Congress Financial Corporation (Western), that allowed the Company to borrow up to a maximum of $100 million. The ability to draw funds under this credit facility was dependent upon sufficient collateral and meeting certain financial covenants, including the maintenance of certain financial ratios. There also were restrictions on payment of dividends and restrictions on the amount of ordinary shares that could be repurchased annually. Interest on borrowings was calculated based on prime rate plus a margin of up to 1%, or based on LIBOR plus margins between 1.5% and 2.5%, depending on loan availability.

Contemporaneously with the closing of the Offering of the 144A Notes, the Company amended and restated the Loan and Security Agreement with its lenders, providing for a new senior secured credit facility with Wells Fargo Foothill, Inc. (New Senior Secured Credit Facility). The New Senior Secured Credit Facility provides for up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by the Company. Borrowings under the New Senior Secured Credit Facility will bear interest at a rate equal to, at our option, either (i) the base rate (which is the prime rate most recently announced by the agent) or (ii) the applicable reserve adjusted LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0% to 0.5%, and the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility is available for general corporate purposes through March 28, 2009, unless earlier terminated.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of November 30, 2005, the New Senior Secured Credit Facility had a balance of $1.8 million, with remaining borrowing capacity of $33.2 million and the Company was in compliance with its covenants as required by the New Senior Secured Credit Facility agreement.

NOTE 10 — Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and revolving line of credit approximates the carrying amount due to the relatively short maturity of these items. The fair value of the senior secured floating rate exchange notes is based on a dealer quote and approximates their carrying value as of November 30, 2005.

Derivative Instruments

On April 28, 2005, the Company entered into two interest rate swap agreements (Swaps) with Wells Fargo Foothill, Inc. The Swaps are for $41.25 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the 144A Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.25 million of the 144A Notes with fixed interest rates through the respective Expiration Dates. The Swaps are designated as cash flow hedges under SFAS No. 133, as amended.

The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $0.8 million and a liability of approximately $0.1 million as of November 30, 2005 and August 31, 2005, respectively.

For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transactions’ counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.

NOTE 11 — Commitments and Contingencies

Product Warranties

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a Company’s product. The amounts of the reserves, which totaled $0.9 million and $1.0 million as of November 30, 2005 and August 31, 2005, respectively are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Three Months
Ended
November 30, 2005

Balance of accrual at August 31, 2005	$1,044
Warranty claims	(260)
Warranty accruals	141

Balance of accrual at November 30, 2005	$925

Product warranty accruals are recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

NOTE 12 — Restructuring and Impairment

The following table summarizes restructuring charges in the three months ended November 30, 2004 (in thousands):

Three Months
Ended
November 30, 2004

Impairment of equipment	$65
Severance and benefit costs	420
Exit costs	340
Other	55

Total	$880

The Company did not incur any restructuring and impairment charges during the three months ended November 30, 2005.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restructuring Accrual

The following table summarizes the restructuring accrual balance as of November 30, 2005 (in thousands):

	Severance
	and
	Benefits	Other	Total

Balance of accrual at August 31, 2005	$99	$108	$207
Cash payments	(57)	—	(57)

Balance of accrual at November 30, 2005	$42	$108	$150

Accruals related to restructuring activities are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

NOTE 13 — Segment and Geographic Information

The Company operates in one reportable segment: the design, manufacture, and distribution of electronic subsystems to the information technology industry. The Company evaluates financial performance on a company-wide basis. A summary of the Company’s operations by geographic area is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30, 2005	November 30, 2004

Geographic net sales:
U.S.A.	$101,757	$111,898
Other North and Latin America	15,700	12,832
Europe	14,903	9,154
Asia	25,902	20,606

	$158,262	$154,490

	November 30, 2005	August 31, 2005

Long-lived assets:
U.S.A.	$4,746	$4,240
Brazil	4,019	1,494
Other North and Latin America	632	658
Europe	33	36
Malaysia	4,878	4,117
Other Asia	824	764

	$15,132	$11,309

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 — Major Customers

A majority of the Company’s revenues are attributable to customers operating in the information technology industry. Revenues from major customers, defined as revenues in excess of 10% of total revenues, are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30, 2005	November 30, 2004

Customer A	46%	47%
Customer B	18%	16%

As of November 30, 2005, approximately 49% and 28% of accounts receivable were concentrated with these customers, respectively. As of August 31, 2005, approximately 46% and 35% of accounts receivable were concentrated with these customers, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 15 — Interest Expense, Net

The following table summarizes the components of interest expense, net (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30, 2005	November 30, 2004

Interest income	$264	$71
Interest expense	(3,246)	(614)

Interest expense, net	$(2,982)	$(543)

NOTE 16 — Subsidiary Guarantors

The Company has not presented separate financial statements of subsidiary guarantors of its senior secured floating rate exchange notes due 2012, as (1) each of the subsidiary guarantors is wholly owned by the Company, the issuer of the senior secured floating rate notes due 2012, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, (4) the Company has no independent assets and operations, and (5) all subsidiaries of the Company other than the subsidiary guarantors are minor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Executive Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems to OEMs. Our subsystem products include memory modules, embedded computing and TFT-LCD display products which we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, an increase in overall unit demand by end users for, and an increase in memory content in, products that incorporate our subsystems should have a positive effect on our financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Motorola and Dell. We maintain a strong global footprint with low-cost manufacturing capabilities through facilities in Malaysia, Brazil and the Dominican Republic, as well as through our agreements with third-party manufacturers in India and China. Our global operations enable us to rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 under SMART Modular Technologies, Inc., or SMART Modular, and SMART Modular became a publicly traded company in 1995. Our business was initially focused on the design and manufacture of standard memory modules for OEMs and semiconductor manufacturers. Throughout the 1990’s, we expanded our design, manufacturing and marketing efforts to offer specialty memory modules, PC card memory products and embedded computing. Subsequently, SMART Modular was acquired in 1999, following which it operated as a subsidiary of Solectron.

In April 2004, a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, we acquired Estecom, a producer of TFT-LCD display products, and ConXtra, Inc., a product design and design manufacturing services provider. We are also in the process of completing a new manufacturing facility in São Paulo, Brazil to which we intend to import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net Sales

We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, embedded computing boards and TFT-LCD display products, principally to leading computing, networking, communications, printer, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate services revenue from a limited number of customers by providing procurement and logistics services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account, for a significant percentage of our net sales in the foreseeable future.

Cost of Sales

The most significant components of cost of sales are materials, fixed manufacturing costs, labor and depreciation. Cost of sales also includes any inventory write-downs we may take. We may write-down inventory for a variety of reasons, including obsolescence, excess quantities and declines in market value below our cost.

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Our customers typically do not separately compensate us for design and engineering work involved in developing custom products for them. We expect our research and development expenses to increase in 2006, principally as a result of increased spending on our embedded computing and TFT-LCD display products.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. We anticipate that our general and administrative expenses will increase as a percentage of net sales as we incur accounting and legal expenses associated with our ongoing public reporting obligations and compliance with the requirements of the Sarbanes Oxley Act of 2002.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ in the future from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Recognition

Our product revenues are derived from the sale of value added subsystems, including memory modules and cards, embedded computing boards and TFT-LCD display products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, product acceptance has occurred and collection of resulting receivables is reasonably assured. Products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

Our service revenue consists of logistics and product-related services. The terms of our contracts vary, but we generally recognize services revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we: are the primary obligor in the arrangement; have general inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.

The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended
	November 30,
	2005	2004

Product net sales	$147,859	$146,336
Service revenue	10,403	8,154

Net sales	158,262	154,490
Plus: Cost of sales*	175,998	191,683

Gross billing to customers	$334,260	$346,173

*	Represents cost of sales netted against sales accounted for on an agency basis.

Accounts Receivable

We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due and, thereby, reduce the net recognized receivable to the amount we reasonably believe will be collected. Increases to the allowance for bad debt are recorded as a component of general and administrative expenses. For all other customers, we record allowances for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or market value. Inventory cost is determined on a first-in, first-out basis and includes material, labor, and manufacturing overhead. From time to time, our customers may request that we purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory estimated to be sold beyond one year from the balance sheet date, is classified as non-current inventory and included in non-current assets in our consolidated balance sheets. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to their purchase of inventory, additional provisions may be required. This would have a negative impact on our gross margins in that period. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.

Restructuring Charges

We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, subleasing assumptions and operations restructuring accruals on a quarterly basis; and adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual costs may differ from our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring and impairment costs line of our consolidated and combined statements of operations.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs. U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries expected to be reinvested indefinitely.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell.

Stock-Based Compensation

Effective September 1, 2005, we adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS 123R and the impact of adoption are described in Note 2 to the condensed consolidated financial statements.

Results of Operations

The following is a summary of our results of operations for the three months ended November 30, 2005 and 2004 (in millions):

	Three Months Ended
	November 30,
	2005	2004

Net sales	$158.3	$154.5
Cost of sales	127.7	132.6

Gross profit	30.6	21.9
Operating Expenses:
Research and development	3.5	2.6
Selling, general and administrative	13.7	11.9
Restructuring and impairment costs	—	0.9

Total operating expenses*	17.1	15.4

Income from operations	13.5	6.5
Interest expense, net	(3.0)	(0.5)
Other income (expense), net	0.1	(0.3)

Total other expense, net	(2.9)	(0.8)

Income before provision for income taxes	10.6	5.7
Provision for income taxes	1.3	1.5

Net income	$9.3	$4.2

*	Summations may not compute precisely due to rounding.

Three Months Ended November 30, 2005 as Compared to the Three Months Ended November 30, 2004

Net Sales

Net sales for the three months ended November 30, 2005 were $158.3 million, or a 2% increase from $154.5 million for the three months ended November 30, 2004. This increase was primarily due to an approximately $6.5 million and $5.4 million increase in our OEM and board level products sales, respectively, offset by an approximately $8.6 million decline in our sales from a program with one of our largest customers.

Cost of Sales

Cost of sales for the three months ended November 30, 2005 was $127.7 million, or a 4% decrease from $132.6 million for the three months ended November 30, 2004. Cost of sales as a percent of net sales decreased to 81% for the three months ended November 30, 2005, from 86% for the three months ended November 30, 2004. The decrease in cost of sales was principally due to the discontinuation of our communication products in the three months ended November 30, 2004 and the overall decline in sales volume for our lower gross margin products used in desktop PC applications.

Gross Profit

Gross profit for the three months ended November 30, 2005 was $30.6 million, or a 40% increase from $21.9 million for the three months ended November 30, 2004. Gross margin increased from 14% for the three months ended November 30, 2004 to 19% for the three months ended November 30, 2005. The increase in both gross profit and gross margin was principally due to the discontinuation of our communication products in the three months ended November 30, 2004and the overall decline in sales volume for our lower gross margin products used in desktop PC applications.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2005 were $3.5 million, or a 35% increase from $2.6 million for the three months ended November 30, 2004. This increase was primarily due to an approximately $0.4 million research and development cost reimbursement during the first quarter of 2005, related to a manufacturing service agreement which ended in late 2005, as well as an increase of approximately $0.3 million in research and development expenses during the three months ended November 30, 2005, as a result of the ConXtra acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended November 30, 2005 were $13.7 million, or a 15% increase from $11.9 million for the three months ended November 30, 2004. This change was the result of a net increase in SG&A headcount and annual pay raises, approximately $0.3 million in stock-based compensation expense incurred during the three months ended November 30, 2005 in connection with our adoption of SFAS 123R effective September 1, 2005, as well as approximately $0.3 million in SG&A cost reimbursement during the three months ended November 30, 2004, related to a manufacturing service agreement which ended in late 2005.

Restructuring and Impairment Costs

The restructuring and impairment costs for the three months ended November 30, 2004 consisted of $0.4 million for the impairment and loss on equipment and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of our communication products.

Interest Expense, Net

Net interest expense for the three months ended November 30, 2005 was $3.0 million, compared to $0.5 million for the three months ended November 30, 2004. This increase was principally due to interest expense of approximately $3.0 million incurred in the first quarter of 2006 in connection with our senior secured floating rate exchange notes issued in March 2005, versus approximately $0.5 million in interest expense incurred in the three months ended November 30, 2004 on our revolving line of credit balances outstanding.

Other Income (Expense), Net

Net other income (expense) for the three months ended November 30, 2005 was $0.1 million compared to approximately $(0.3) million for the three months ended November 30, 2004. This $0.4 million increase in other income was primarily driven by foreign currency transaction gains.

Provision for Income Taxes

The effective tax rates for the three months ended November 30, 2005 and 2004 were approximately 12% and 26%, respectively. The 14% decline in our effective tax rate was principally due to a 6% decline in our first quarter 2006 effective tax rate in connection with the approval of our tax exemption in Puerto Rico, with the remaining 8% decline primarily related to the approval of the tax holiday (Pioneer Status) for our Malaysian operations during the third quarter of 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, research and development expenditures and working capital requirements.

Debt Service

As of November 30, 2005, we had: (1) total long-term indebtedness of $125.0 million under our senior secured floating rate notes; and (2) approximately $1.8 million in borrowings under our senior secured credit facility, with approximately $33.2 million of borrowing capacity available under our senior secured credit facility, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Credit Facility.  Our senior secured credit facility provides us with up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by us. Borrowings under our senior secured credit facility will bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by the agent) or (2) the applicable reserve adjusted London Interbank Offered Rate, or LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0.0% to 0.5% and the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the senior secured credit facility. Our senior secured credit facility also requires us to maintain a fixed charge coverage ratio of at least 1.2 to 1.0 as of the end of each fiscal quarter during any time when an event of default exists or the daily average amount of unrestricted cash subject to the control of our lender and excess availability is less than $10.0 million for more than 30 consecutive days. Our senior secured credit facility is available for general corporate purposes until March 28, 2009, unless earlier terminated.

Senior Secured Floating Rate Notes.  Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, mature in April 2012 and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom and SMART Modular Technologies (Deutschland) GmbH, and secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our senior secured floating rate notes is payable quarterly in cash. Our senior secured floating rate notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

Capital Expenditures

Consistent with previous periods, future capital expenditures focus on test and manufacturing equipment upgrades, IT infrastructure and software upgrades, continued spending on research and development and construction of additional manufacturing facilities. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the senior secured credit facility will be adequate to implement our current plans.

Sources of Funds

We anticipate that operating cash flow, together with available borrowings under our senior secured credit facility, will be sufficient to meet our working capital needs, fund our research and development and capital expenditures and service requirements on our debt obligations for at least the next 12 months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.

From time to time we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings and sale of preferred shares to and advances from Modular, L.L.C. As of November 30, 2005, our cash and cash equivalents were approximately $58.3 million.

Cash Flows from Operating Activities.  Net cash used in operations was $12.9 million for the three months ended November 30, 2005, compared to net cash provided by operating activities of $17.4 million for the three months ended November 30, 2004. This change was principally the result of increases in net income of $5.1 million, offset by increases in accounts receivable, inventory and prepaid expenses and other current assets of $13.2 million, $8.1 million and $4.9 million, respectively, together with decreases in accounts payable and accrued expenses and other current liabilities of $2.7 million and $6.6 million, respectively.

Cash Flows from Investing Activities.  Net cash used in investing activities was $5.5 million for the three months ended November 30, 2005, compared to net cash used in investing activities of approximately $4.3 million for the three months ended November 30, 2004. This change was primarily the result of an increase in capital expenditures during the three months ended November 30, 2005 in connection with our new packaging facility in Brazil.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $0.8 million for the three months ended November 30, 2005, compared to net cash used in financing activities of approximately $4.4 million for the three months ended November 30, 2004. This change was principally due to approximately $5.9 million in net revolving line of credit drawdowns, offset in part by $1.0 million in customer advance repayments during the three months ended November 30, 2005.

Contractual Obligations

Our contractual obligations as of November 30, 2005 are set forth below:

Payments Due by Period

	Less Than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In millions)

Total debt(1)	$1.8	$—	$—	$125.0	$126.8
Interest expense cash obligations in connection with long-term debt(2)	12.0	36.0	24.0	4.0	76.0
Operating leases	1.8	4.4	1.1	—	7.3

Total contractual cash obligations	$15.6	$40.4	$25.1	$129.0	$210.1

(1)	Our senior secured credit facility had a balance of approximately $1.8 million at November 30, 2005.

(2)	Interest expense cash obligations are estimated based on the current interest rates in effect for our long-term debt as of November 30, 2005.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us beginning on September 1, 2005. Accordingly, we adopted the provisions of SFAS 151 effective September 1, 2005. The adoption of SFAS 151 did not have a significant impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS 154 will be effective for us beginning on September 1, 2006. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of foreign exchange rate fluctuations and change in interest rates.

Foreign Exchange Risks

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. As a result of our foreign operations, we have revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the United States dollar could result in significant increases in our manufacturing costs that could have a material adverse effect on our business, financial condition and results of operations. At present, we do not purchase forward contracts as hedging instruments, but may do so as circumstances warrant.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the $125.0 million of our senior secured floating rate notes. In addition, our senior secured credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.6 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on a portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.25 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our President and Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Risks Related to Our Business

We are subject to the cyclical nature of the markets in which we compete and any future downturn could adversely affect our business.

The markets in which we compete, including the memory semiconductor market, are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both manufacturers’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Our historical operating results have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future operating results. Any future downturns in these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the OEM customer has accumulated excess inventories of products purchased from us. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products.

We have experienced quarterly and annual losses in the past and may experience losses in the future.

We have experienced losses on a quarterly and annual basis in the past. We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. There can be no assurance that we will be profitable on a quarterly or annual basis in the future.

Declines in our average selling prices may result in declines in our net sales and gross profit.

Our average selling prices may decline due to several factors. Over the last few years, overcapacity in the DRAM memory component market resulted in significant declines in component prices, which negatively impacted our average selling prices and net sales. During periods of overcapacity, our net sales may decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase unit sales, reduce costs and develop new products to offset the impact of further declines in average selling prices may not be successful. Declines in semiconductor prices could also affect our gross profit and the valuation of our inventory, which could harm our financial results. Declines in average selling prices would enable OEMs to pre-install higher capacity based memory into new systems at existing price points, and thereby reduce the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

In addition, the continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM and flash components. Increases in the worldwide supply of memory components could also result from manufacturing capacity expansions. If not offset by increases in demand, these increases would likely lead to further declines in the average selling prices of our products and have a material adverse effect on our business, financial condition and results of operations. Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average selling prices.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer would materially harm our business.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, there can be no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. The replacement of cancelled, delayed or reduced purchase orders with new orders cannot be assured.

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. For 2003, 2004 and 2005, our ten largest OEM customers accounted for 87%, 86% and 79% of net sales, respectively. In 2003, 2004 and 2005, Hewlett-Packard accounted for 73%, 65% and 46% of our net sales, respectively. For 2004 and 2005, Cisco Systems accounted for 11% and 18% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our net sales.

Our customers are primarily in the computing, networking, communications, printer, storage and industrial markets, and fluctuations in demand in these markets may adversely affect sales of our products.

Sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. We may experience substantial period-to-period fluctuations in future operating results due to factors affecting the computing, networking, communications, printer, storage and industrial markets. From time to time, each of these markets has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally calibrate production to meet customer demand.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources and can reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the markets in which our customers compete can, and have, caused our customers to significantly reduce the amount of products ordered from us or to cancel existing orders leading to lower-utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our gross margins, operating income and cash flow. During an industry downturn, there is also a higher risk that our trade receivables would be uncollectible.

Order cancellations or reductions, product returns and product obsolescence could result in substantial inventory write-downs.

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. Slowing demand for our products may lead to product returns which would also increase our inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs.

We may be less competitive if we fail to develop new or enhanced products and introduce them in a timely manner.

The markets in which we compete are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements.

The markets for our products are characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce our net sales for a substantial period, which would have a material adverse effect on our business, financial condition and results of operations.

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. Accordingly, there can be no assurance that our future product development efforts will result in future profitability or market acceptance.

Our dependence on a small number of sole or limited source suppliers subjects us to certain risks and our results of operations would be adversely affected if we are unable to obtain adequate supplies in a timely manner.

We are dependent upon certain sole or limited source suppliers for critical components in our products. Our suppliers include Infineon, Intel, Oki Semiconductor and Samsung. The markets in which we operate have experienced, and may experience in the future, shortages in semiconductors. In the past, this situation has caused some vendors to place their customers, including us, on component allocation. Our suppliers are not required to supply us with any minimum quantities and there can be no assurance that we will receive adequate quantities of components on a timely basis in the future. As a result, we may not be able to obtain the components that we need to fill customer orders. The inability to fill these orders could cause delays, disruptions or reductions in product shipments or require product redesigns which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, financial condition and results of operations.

The flash memory market is constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick, Secure Digital (SD) and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

Our growth strategy includes expanding our presence in the embedded computing and TFT-LCD markets which are competitive markets.

The embedded computing and TFT-LCD markets are competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their embedded computing and TFT-LCD business based on the profitability of their other businesses. We expect competition in these markets to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price products to increase market share. We only have limited experience competing in these markets. Our growth strategy includes expanding our presence in these markets, and there can be no assurance that we will be successful in doing so.

Our growth initiatives require significant capital investments and we cannot assure you that we will realize a positive return on these investments.

Our growth initiatives require significant capital investment. For example, we are currently constructing a new 49,000 square foot manufacturing facility in São Paulo, Brazil for an estimated total cost of $11 million. We expect to commence production at this facility by the end of March 2006. We may not complete construction of this facility when anticipated and we may experience delays in achieving full operation at acceptable yields. As a result, there can be no assurances that we will realize a positive return on these investments.

Industry consolidation could adversely affect our business by reducing the number of our potential significant customers and increasing our reliance on our existing key customers.

Many significant participants in our customers’ industries are merging and consolidating as a result of competitive pressures, and we expect this trend to continue. Consolidation will likely decrease the number of potential significant customers for our products and services. Fewer significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and profit margins. Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers. The loss of, or a reduced role with, key customers due to industry consolidation could negatively impact our business.

We may make acquisitions which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations may be adversely affected.

As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in September 2004, we acquired Estecom, a producer of TFT-LCD display products and in August 2005 we acquired ConXtra, Inc., a product design and design manufacturing services provider. Any such future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:

•	problems integrating the purchased operations, technologies or products;

•	costs associated with the acquisition;

•	negative effects on profitability resulting from the acquisition;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	loss of key employees of the acquired business; and

•	litigation arising from the acquired company’s operations before the acquisition.

Our inability to overcome problems encountered in connection with any acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. In addition, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

We conduct business in markets characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

We compete against semiconductor manufacturers that maintain captive memory module and card production capabilities, including Infineon, Micron, Samsung and SanDisk. Our primary competitors in the memory module and card industry include Kingston, M-Systems, SimpleTech and Viking InterWorks, a Sanmina-SCI company. Our primary competitors in the embedded computing market are Artesyn, Kontron and Radisys and in the TFT-LCD market we compete against Kortek and Tobis.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In the personal computer, or PC, market in Asia, we expect to face increasing competition from local competitors such as A-Data and Ramaxel. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, some of our significant suppliers, including Samsung, Infineon and Micron, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We expect that our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our technology or products obsolete or uncompetitive.

Our success is dependent on achieving design wins into commercially successful OEM systems and the failure to achieve design wins or of OEM customers to incorporate our products in their systems could adversely affect our operating results and prospects.

Our products are generally incorporated into our OEM customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a design win. We often incur significant expenditures in the development of a new product without any assurance that an OEM will select our product for design into its system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system, we cannot be assured that its product will be commercially successful or that we will receive any net sales as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our net sales would suffer.

Our business is dependent upon our OEM customers continuing to outsource the design and manufacturing of value added subsystems.

Historically, OEMs designed and manufactured subsystems, such as memory modules, in-house. In recent years, many OEMs have begun outsourcing the design and manufacturing of these subsystems. Our business is dependent upon our OEM customers continuing to outsource the design and manufacturing of these subsystems. Our OEM customers have the requisite capabilities and capital resources to bring the design and manufacturing of these value added subsystems in-house once again. If our OEM customers once again begin designing and manufacturing their own subsystems, our business will suffer.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our chief executive officer and president, and Jack A. Pacheco, our chief financial officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our OEM customers through third-party sales representatives. Our relationships with some of our third-party sales representatives have been established recently, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales and operating results could be harmed.

We have and will continue to incur increased costs as a result of becoming a reporting company.

We have and will continue to face increased legal, accounting, administrative and other costs as a result of becoming a reporting company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, we added an additional independent director, created additional committees of our board of directors and adopted policies regarding internal controls and disclosure controls and procedures. We have also incurred substantially higher costs to obtain directors and officers’ insurance. In addition, as we gain experience with the costs associated with being a reporting company, we may identify and incur additional overhead costs.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ending August 31, 2007, we will be required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

Our indemnification obligations to our customers and suppliers for product defects could require us to pay substantial damages.

A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in our products. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not be adequate to cover all or any part of the claims asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could substantially harm our business, financial condition and results of operations.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

Sales outside of the United States, Puerto Rico and Canada accounted for approximately 26%, 30% and 31% of net sales in 2003, 2004 and 2005, respectively. We anticipate that international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Brazil, the Dominican Republic, Malaysia and South Korea. We also have an arrangement with third parties in Bangalore, India and Dong-Guan, China for the manufacturing of memory modules under the SMART brand. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Some of our customers’ purchase orders and agreements are governed by foreign laws, which often differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded. These factors may have a material adverse effect on our business, financial condition and results of operations.

Our inability to effectively manage our operations in foreign countries could harm our operating results.

A significant portion of our design and manufacturing operations are carried out outside of the United States through our foreign subsidiaries and at our foreign facilities. Further, international sales have accounted for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. Further, given our executive officers’ existing managerial burdens, their lack of physical proximity to the activities being managed and the inherent limitations of cross-border information flow, our executive officers who reside in the United States may be unable to effectively oversee the day-to-day management of our foreign subsidiaries and operations. The inability of or failure by our domestic and international management to effectively and efficiently manage our overseas operations could have a negative impact on our business and adversely affect our operating results.

Worldwide economic and political conditions may adversely affect demand for our products.

The last economic slowdown in the United States and worldwide adversely affected demand for our products. Although economic conditions have continued to improve since the second half of 2003, another decline in the worldwide semiconductor market or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. For example, a decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

The occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. In addition, terrorist attacks may negatively affect our operations directly or indirectly and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, ultimately affecting our sales.

Also as a result of terrorism, the United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility to the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable currency exchange rate fluctuations could result in our products becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which could adversely affect our profitability.

Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international sales or operations may contribute to fluctuations in our results of operations. In addition, as a result of our foreign sales and operations, we have revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the U.S. dollar could result in significant increases in our manufacturing costs that could have a material adverse effect on our business and results of operations.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our business and increase our costs and expenses.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines. In addition, our manufacturing facilities in Aguada, Puerto Rico and Santo Domingo, Dominican Republic are located in hurricane-prone areas. In the event of a major earthquake or hurricane, or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business and increase our costs and expenses.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, as well as our ability to operate without infringing the intellectual property of others.

We attempt to protect our intellectual property rights through trade secret laws, non-disclosure agreements, confidentiality procedures and employee disclosure and invention assignment agreements. To a lesser extent, we also protect our intellectual property through patents, trademarks and copyrights. It is possible that our efforts to protect our intellectual property rights may not:

•	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	prevent third-party patents from having an adverse effect on our ability to do business;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

•	prevent the challenge, invalidation or circumvention of our existing patents;

•	result in patents that lead to commercially viable products or provide competitive advantages for our products; and

•	result in issued patents and registered trademarks from any of our pending applications.

If any of our issued patents are found to be invalid or if any of our patent applications are rejected, our ability to exclude competitors from making, using or selling the same or similar products as us could be compromised. We have occasionally applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we conduct a substantial portion of our operations and sell some of our products overseas, we have exposure to foreign intellectual property risks.

In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor, In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available on reasonable terms, or at all.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages. Our insurance does not cover intellectual property infringement.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our operations and properties are subject to a variety of United States and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, fines and penalties, investments to upgrade our facilities, or curtailment of operations. We believe, based on current information, that any costs we may incur relating to environmental matters in the foreseeable future will not adversely affect us. However, the identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to a variety of federal, state and foreign laws and regulatory regimes. Failure to comply with governmental laws and regulations could subject us to, among other things, mandatory product recalls, penalties and legal expenses which could have an adverse effect on our business.

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, or WARN Act, which requires employers to give affected employees at least 60 days notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. In addition from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Risks Related to our Substantial Debt

Our substantial indebtedness could impair our financial condition and harm our ability to operate our business.

We are highly leveraged and have substantial debt service obligations. At November 30, 2005, our total outstanding debt was $126.8 million. We intend to use a portion of the net proceeds of the proposed initial public offering to redeem $43.75 million principal amount of our senior secured floating rate notes due 2012, and pay a prepayment premium and accrued and unpaid interest thereon. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged could have important consequences including, but not limited to, the following:

•	it may limit our ability to service all of our debt obligations;

•	it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which will reduce the funds available to us for our operations;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	our substantial leverage could place us at a competitive disadvantage compared to those of our competitors who have less leverage.

To service our debt, we will require a significant amount of cash and we may not be able to generate sufficient cash flow from operations to satisfy these obligations or to refinance these obligations on acceptable terms, or at all.

Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control including, among others, those described in this section.

Unfavorable changes in any of these factors could harm our operating results and our ability to generate cash to service our debt obligations. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Also, certain of these actions would require the consent of our lenders. The terms of our financing agreements contain limitations on our ability to incur debt. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

Our existing debt is subject to floating interest rates, which may cause our interest expense to increase and decrease cash available for operations and other purposes.

Our senior secured floating rate notes and our borrowings under our senior secured credit facility are subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. After completion of the proposed initial public offering and the application of the net proceeds, we will have outstanding $81.25 million aggregate principal amount of our senior secured floating rate notes and may incur up to an additional $33.2 million of indebtedness under our senior secured credit facility. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our floating interest rate borrowings would result in an annual increase in interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year.

Restrictive covenants contained in our senior secured credit facility and the indenture relating to our senior secured floating rate notes may restrict our current and future operations, particularly our ability to respond to changes or to take some actions and our failure to comply with such covenants, whether due to events beyond our control or otherwise, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The indenture governing our senior secured floating rate notes contains various covenants that limit our ability to engage in certain transactions. In addition, our senior secured credit facility contains other and more restrictive covenants and will prohibit us from voluntarily prepaying certain of our other indebtedness. Our senior secured credit facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility and our senior secured floating rate notes.

If there were an event of default under our other debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default or, if we were required to repurchase the notes or any of our other debt securities upon a change of control, that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our senior secured credit facility, the lenders under our senior secured credit facility could proceed against the collateral securing that indebtedness, our senior secured floating rate notes and certain other indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended November 30, 2005, the Company has granted options to employees and non-employee independent directors to purchase an aggregate of 1,511,235 ordinary shares at exercise prices ranging from $0.17 to $4.71 per share. Such optionees had information regarding the Company’s business affairs and financial condition, access to the Company for the opportunity to ask questions and receive answers and to obtain any additional information, and information on the limitations on resale of the securities issued.

The transactions described above did not involve any underwriters, underwriting discounts or commissions or any public offering. The Company believes that each transaction described above was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof or Rule 701 promulgated thereunder as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided with such Rule 701.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
Name: Iain MacKenzie
Title: President and Chief Executive Officer

By:	/s/ JACK A. PACHECO
Name: Jack A. Pacheco
Title: Vice President and Chief Financial Officer

Date: January 9, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002