Form 10-Q
period 2006-02-24
SMART Modular Technologies (WWH), Inc.
filed 2006-04-05
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 24, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-51771

SMART MODULAR TECHNOLOGIES
(WWH), INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	20-2509518
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4211 Starboard Drive Fremont, CA (Address of Principal Executive Offices)	94538 (Zip code)

(510) 623-1231
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The number of registrant’s ordinary shares outstanding as of February 24, 2006 was 58,247,088.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$137,162	$75,970
Short term investments	—	5,071
Accounts receivable, net of allowances of $2,520 and $2,629 as of February 28, 2006 and August 31, 2005, respectively	158,368	144,760
Inventories	55,243	53,122
Prepaid expenses and other current assets	11,449	9,459

Total current assets	362,222	288,382
Property and equipment, net	21,361	11,309
Goodwill	3,198	2,248
Intangible assets, net	7,369	9,142
Other non-current assets	13,862	9,980

Total assets	$408,012	$321,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$131,869	$125,305
Accrued expenses and other current liabilities	24,326	29,912
Advance from customer	—	1,000

Total current liabilities	156,195	156,217
Long-term debt	125,000	125,000
Other long-term liabilities	773	961

Total liabilities	281,968	282,178

Shareholders’ equity:
Ordinary shares	10	8
Additional paid-in capital	84,318	9,490
Deferred stock-based compensation	(741)	(1,126)
Accumulated other comprehensive income	2,717	900
Retained earnings	39,740	29,611

Total shareholders’ equity	126,044	38,883

Total liabilities and shareholders’ equity	$408,012	$321,061

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net sales	$163,732	$164,417	$321,994	$318,907
Cost of sales	133,987	140,092	261,648	272,737

Gross profit*	29,745	24,325	60,346	46,170

Research and development	3,912	2,209	7,380	4,828
Selling, general and administrative	12,862	11,000	25,764	22,264
Advisory service agreements’ fees	9,553	625	10,303	1,250
Restructuring and impairment costs	—	—	—	880

Total operating expenses*	26,327	13,834	43,447	29,222

Income from operations	3,418	10,491	16,899	16,948
Interest expense, net	(2,891)	(562)	(5,873)	(1,105)
Other income, net	246	412	377	161

Total other expense, net	(2,645)	(150)	(5,496)	(944)

Income before provision (benefit) for income taxes	773	10,341	11,403	16,004
Provision (benefit) for income taxes	(10)	2,565	1,274	4,038

Net income	$783	$7,776	$10,129	$11,966

Net income per ordinary share, basic	$0.02	$0.16	$0.20	$0.24

Shares used in computing basic net income per ordinary share	51,273	48,872	50,166	48,872

Net income per ordinary share, diluted	$0.01	$0.15	$0.18	$0.22

Shares used in computing diluted net income per ordinary share	56,304	53,518	55,015	53,311

* Stock-based compensation by category:

Cost of sales	$41	$—	$71	$—
Research and development	128	—	223	—
Selling, general and administrative	279	—	590	—

	$448	$—	$884	$—

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(In thousands)

Net income	$783	$7,776	$10,129	$11,966
Other comprehensive income, net of tax:
Changes in fair value of derivative instruments accounted for as cash flow hedges	569	—	1,354	—
Foreign currency translation adjustments	189	300	463	440

Comprehensive income	$1,541	$8,076	$11,946	$12,406

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5,239)	$34,258

Cash flows from investing activities:
Capital expenditures	(12,338)	(3,868)
Sale of short term investments	5,071	—
Cash paid for acquisition of businesses, net of cash acquired	(680)	(2,260)
Proceeds from sale of assets	130	—
Other, net	—	304

Net cash used in investing activities	(7,817)	(5,824)

Cash flows from financing activities:
Net repayment on revolving line of credit	—	(10,141)
Net repayments on other debt	—	(1,524)
Repayment of customer advance	(1,000)	—
Proceeds from issuance of ordinary shares from stock option exercises	49	—
Proceeds from issuance of ordinary shares in an initial public offering, net of offering expenses paid	75,233	—

Net cash provided by (used in) financing activities	74,282	(11,665)

Effect of exchange rate changes on cash and cash equivalents	(34)	33

Net increase in cash and cash equivalents	61,192	16,802
Cash and cash equivalents at beginning of period	75,970	36,747

Cash and cash equivalents at end of period	$137,162	$53,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	6,171	1,283
Income taxes	910	489

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. (the Company) are as of February 28, 2006 and August 31, 2005 and for the three and six months ended February 28, 2006 and 2005. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2006. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2005, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s second quarters of fiscal 2006 and 2005 ended on February 24, 2006 and February 25, 2005, respectively. The Company’s fiscal year ended on August 26, 2005. For clarity of presentation, the Company has indicated its second quarters as having ended on February 28 and its fiscal year as having ended on August 31.

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

In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. SMART provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $185.1 million and $217.7 million for the three months ended February 28, 2006 and 2005, respectively. Total service revenue recorded for the three months ended February 28, 2006 and 2005 amounted to approximately $11.6 million and $11.4 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $371.5 million and $417.5 million for the six months ended February 28, 2006

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, respectively. Total service revenue recorded for the six months ended February 28, 2006 and 2005 amounted to approximately $22.0 million and $19.5 million, respectively.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS 154 will be effective for the Company beginning on September 1, 2006. The Company is currently evaluating the impact, if any, of this statement on its financial position and results of operations.

NOTE 2 — Initial Public Offering

In February 2006, the Company sold 9,090,909 of its ordinary shares in its initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $76.1 million, net of underwriters’ commissions. Related offering expenses were approximately $1.8 million, of which approximately $1.0 million remains accrued as of February 28, 2006.

NOTE 3 — Stock-Based Compensation

Change in Accounting Principle

Effective September 1, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company adopted SFAS 123R prospectively because prior to the period of adoption it was a non-public entity that used the minimum value method for pro forma disclosure, under the provisions of SFAS 123.

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to follow APB Opinion No. 25 in accounting for stock-based awards to employees through August 31, 2005. Accordingly, stock-based compensation expense prior to the adoption of SFAS 123R related to stock option grants that had an exercise price below the deemed fair value of the Company’s underlying ordinary shares at the respective grant dates. Stock-based compensation expense related to stock options issued to employees and directors amounted to approximately $0.4 million and $-0- for the three months ended February 28, 2006 and 2005, respectively. Stock-based compensation expense related to stock options issued to employees and directors amounted to approximately $0.9 million and $-0- for the six months ended February 28, 2006 and 2005, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company elected to continue amortizing stock-based compensation for awards granted on or after its adoption of SFAS 123R on September 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.

Plan Description

The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of February 28, 2006, the Company is authorized to issue up to 9,729,948 ordinary shares under this plan.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Six Months
Ended
February 28, 2006

Stock options:
Expected term (years)	6.25
Expected volatility	81%
Risk-free interest rate	4.38 - 4.60%
Expected dividends	—

A summary of option activity as of and for the six months ended February 28, 2006, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding at September 1, 2005	5,478	$0.29
Options granted	1,693	4.17
Options exercised	(284)	(0.17)
Options forfeited	(207)	(1.06)

Options outstanding at February 28, 2006	6,680	1.25	8.7	$2,740

Options exercisable at February 28, 2006	1,976	$0.41	8.4	$408

The weighted average fair value of options granted during the six months ended February 28, 2006 was $3.94 per option. The total intrinsic value of options exercised during the six months ended February 28, 2006 was $0.1 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s non-vested stock options as of February 28, 2006, and changes during the six months ended February 28, 2006, is presented below (in thousands, except per share data):

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at September 1, 2005	4,202	$0.36
Non-vested stock options granted	1,693	3.94
Vested stock options	(984)	(0.82)
Forfeited stock options	(207)	(1.34)

Non-vested stock options at February 28, 2006	4,704	$1.50

As of February 28, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the six months ended February 28, 2006 was approximately $0.8 million.

As a result of adopting SFAS 123R on September 1, 2005, the Company’s income before provision for income taxes for the three and six months ended February 28, 2006, was approximately $0.3 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic net income per ordinary share for the three months ended February 28, 2006 was not affected by the adoption of SFAS 123R. Basic net income per ordinary share for the six months ended February 28, 2006 was $0.01 lower due to the adoption of SFAS 123R. Diluted net income per ordinary share for each of the three and six months ended February 28, 2006 was $0.01 lower due to the adoption of SFAS 123R.

NOTE 4 — Net Income Per Share

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share, dollars and shares in thousands, except per share data.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Numerator:
Net income	$783	$7,776	$10,129	$11,966
Denominator:
Weighted average ordinary shares	51,273	48,872	50,166	48,872
Effect of dilutive securities:
Stock options	5,031	4,646	4,849	4,439

Total ordinary shares, diluted	56,304	53,518	55,015	53,311
Net income per ordinary share, basic	$0.02	$0.16	$0.20	$0.24

Net income per ordinary share, diluted	$0.01	$0.15	$0.18	$0.22

The Company excluded 181,460 and 1,068,043 stock options from the computation of diluted net income per ordinary share for the three and six months ended February 28, 2006, respectively, as their inclusion would have been anti-dilutive. There were no anti-dilutive stock options outstanding at February 28, 2005.

NOTE 5 — Acquisitions

In September 2004, the Company acquired Estecom for approximately $3.25 million. The acquisition was accounted for as a purchase of a business and resulted in goodwill of approximately $2.2 million. If Estecom achieves certain technology milestones and profit criteria during the period from the date of acquisition through August 25, 2006, the former owners of Estecom are entitled to additional purchase price payments of up to $1.1 million. Such contingent consideration payments, if any, will be accounted for as additional purchase price payments and will therefore increase the value of goodwill resulting from the acquisition of Estecom. Estecom was acquired to broaden the Company’s product offering in the TFT-LCD market and expand its presence in the gaming and industrial end markets. During the six months ended February 28, 2006, the Company recorded a $0.4 million liability, which was paid to the former owners of Estecom in December 2005, because Estecom achieved a technology milestone.

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Intangible Assets

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of February 28, 2006 and August 31, 2005 (in thousands):

		February 28,	August 31,
	Life	2006	2005

Customer relationships	5	$11,797	$11,797
Technology	3	1,826	1,826
Trademark	7	4,680	4,680

Total		18,303	18,303
Accumulated amortization		(4,999)	(3,774)
Other deductions		(5,935)	(5,387)

Carrying value		$7,369	$9,142

Amortization expense for the three months ended February 28, 2006 and 2005 was $0.6 million and $0.8 million, respectively. Amortization expense for the six months ended February 28, 2006 and 2005 was $1.2 million and $1.5 million, respectively.

Other deductions include the benefit of the utilization of a net operating loss carry forward which had a related deferred tax asset and full valuation allowance recorded on the date of the acquisition of SMART Modular. At February 28, 2006 and August 31, 2005, this benefit amounted to approximately $2.9 million and $2.4 million, respectively. As a result of the utilization of the net operating loss carry forward, the entire goodwill from the acquisition of SMART Modular in the amount of $0.1 million was reduced to zero, and the intangible assets were reduced by these amounts.

In addition, other deductions at February 28, 2006 and August 31, 2005 also include reductions of approximately $3.0 million to the carrying value of intangible assets as a result of the Company recording deferred tax assets in the third quarter of fiscal 2004, related to the acquisition of SMART Modular.

NOTE 7 — Related Party Information

In April 2004, the Company entered into advisory service agreements with entities affiliated with each of Texas Pacific Group, Francisco Partners, and Shah Capital Partners (members of Modular, L.L.C., the Company’s then majority shareholder) pursuant to which each advisor may provide financial advisory and consulting services to the Company. These services have included executive and management services; identification, support, and analysis of acquisitions and dispositions by the Company or its subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projects, and monitoring of compliance with financing agreements; and human resource functions, including searching for and hiring of executive and other services for the Company upon which the Company’s board of directors and such advisors agree.

Specific services provided by such advisors to date have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee stock incentive plan, and negotiation of certain employment arrangements. On July 1, 2005, the Company executed an amendment to its advisory agreement with the entity affiliated with Shah Capital Partners, increasing the annual management fees to $1.0 million. This amendment increased the aggregate management fee to all advisors to $3.0 million annually.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the above agreements, the Company incurred approximately $0.6 million and $1.3 million in management fees for the three and six months ended February 28, 2006 and 2005, respectively.

In addition, on February 8, 2006, the Company used $9.0 million of its proceeds from the initial public offering and made a one-time payment, which was expensed during the second quarter of fiscal 2006, to terminate the annual fees payable under its advisory service agreements with the entities affiliated with each of Texas Pacific Group, Francisco Partners and Shah Capital Partners.

NOTE 8 — Inventories

Inventories consist of the following as of February 28, 2006 and August 31, 2005 (in thousands):

	February 28, 2006	August 31, 2005

Raw materials	$24,064	$23,765
Work-in process	7,281	5,680
Finished goods	23,898	23,677

	$55,243	$53,122

As of February 28, 2006 and August 31, 2005, approximately $3.6 million and $4.4 million, respectively, of slow moving inventory estimated to be salable beyond one year, has been classified as non-current inventory and included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 9 — Income Taxes (Benefit)

The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Current	$145	$2,658	$1,516	$4,211
Deferred	(155)	(93)	(242)	(173)

Total	$(10)	$2,565	$1,274	$4,038

Worldwide income before provision for income taxes for the three and six months ended February 28, 2006 and 2005, consisted of the following components (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

U.S. income (loss)	$(1,711)	$3,864	$(1,325)	$5,387
Non-U.S. income	2,484	6,477	12,728	10,617

Total	$773	$10,341	$11,403	$16,004

NOTE 10 — Long-Term Debt

Senior Secured Floating Rate Notes

On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the 144A Notes) in an offering exempted from registration by rule 144A and Regulation S under the Securities Act (the Offering). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to some limited exceptions. In addition, the 144A Notes and the guarantees were

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The Company filed an exchange offer registration statement that was declared effective on September 27, 2005. Accordingly, all of the 144A Notes were exchanged for the Company’s Senior Secured Floating Rate Exchange Notes (the Notes) by October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the Notes are registered under the Securities Act, and the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes.

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

See Note 18 for information about the subsequent partial redemption of the Notes.

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

As of February 28, 2006, the New Senior Secured Credit Facility was fully repaid, with available borrowing capacity of $35.0 million and the Company was in compliance with its covenants as required by the New Senior Secured Credit Facility agreement.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of February 28, 2006.

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

The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $1.4 million and a liability of approximately $0.1 million as of February 28, 2006 and August 31, 2005, respectively.

For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.

NOTE 12 — Commitments and Contingencies

Product Warranty

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a Company’s product. The amounts of the reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Six Months
Ended
February 28, 2006

Balance of accrual at August 31, 2005	$1,044
Warranty claims	(828)
Warranty accruals	290

Balance of accrual at February 28, 2006	$506

Product warranty reserves are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

NOTE 13 — Restructuring and Impairment

The following table summarizes restructuring charges in the six months ended February 28, 2005 (in thousands):

Six Months
Ended
February 28, 2005

Impairment of equipment	$65
Severance and benefit costs	420
Exit costs	340
Other	55

Total	$880

The Company did not incur any restructuring and impairment charges during the three months ended February 28, 2005 and the three and six months ended February 28, 2006.

Restructuring Accrual

The following table summarizes the restructuring accrual balance as of February 28, 2006 (in thousands):

	Severance
	and
	Benefits	Other	Total

Balance of accrual at August 31, 2005	$99	$108	$207
Cash payments	(99)	—	(99)

Balance of accrual at February 28, 2006	$—	$108	$108

Accruals related to restructuring activities are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, and the Company expects to pay out the remaining balance by the end of fiscal year 2006.

NOTE 14 — Segment and Geographic Information

The Company operates in one reportable segment: the design, manufacture, and distribution of electronic subsystems to the information technology industry. The Company evaluates financial performance on a company-

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wide basis. A summary of the Company’s net sales and long-lived assets by geographic area is as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Geographic net sales:
U.S.A.	$102,727	$102,960	$204,484	$214,858
Other North and Latin America	17,562	23,840	33,262	36,672
Europe	16,007	16,232	30,910	25,386
Asia	27,436	21,385	53,338	41,991

	$163,732	$164,417	$321,994	$318,907

	February 28, 2006	August 31, 2005

Long-lived assets:
U.S.A.	$4,265	$4,240
Brazil	10,906	1,494
Other North and Latin America	698	658
Europe	30	36
Malaysia	4,591	4,117
Other Asia	871	764

	$21,361	$11,309

NOTE 15 — Major Customers

A majority of the Company’s revenues are attributable to customers operating in the information technology industry. Revenues from major customers, defined as revenues in excess of 10% of total revenues, are as follows:

				Six Months
	Three Months	Three Months	Six Months	Ended
	Ended	Ended	Ended	February 28,
	February 28, 2006	February 28, 2005	February 28, 2006	2005

Customer A	45%	43%	44%	45%
Customer B	16%	18%	15%	17%

As of February 28, 2006, approximately 48% and 32% of accounts receivable were concentrated with Customer A and B, respectively. As of August 31, 2005, approximately 46% and 35% of accounts receivable were concentrated with Customer A and B, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — Interest Expense, Net

The following table summarizes the components of interest expense, net (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Interest income	$439	$132	$703	$203
Interest expense	(3,330)	(694)	(6,576)	(1,308)

Interest expense, net	$(2,891)	$(562)	$(5,873)	$(1,105)

NOTE 17 — Subsidiary Guarantors

The Company has not presented separate financial statements of subsidiary guarantors of the Notes, as (1) each of the subsidiary guarantors is wholly owned by the Company, the issuer of the Notes, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, (4) the Company has no independent assets and operations, and (5) all subsidiaries of the Company other than the subsidiary guarantors are minor.

NOTE 18 — Subsequent Event

On March 10, 2006, the Company used approximately $49.0 million of its proceeds from the initial public offering to redeem $43.75 million of the Notes. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively, and the Company expects to incur a redemption loss of approximately $5.9 million in this transaction due to the above redemption premium of $4.4 million, as well as a write off of approximately $1.5 million of unamortized debt issuance costs related to the debt redeemed.

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

In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $76.1 million, net of underwriters’ commissions. Related offering expenses were approximately $1.8 million, of which approximately $1.0 million remains accrued as of February 28, 2006.

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

The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Product net sales	$152,106	$153,047	$299,965	$299,383
Service revenue	11,626	11,370	22,029	19,524

Net sales	163,732	164,417	321,994	318,907
Plus: Cost of sales(1)	173,464	206,282	349,462	397,965

Gross billing to customers	$337,196	$370,699	$671,456	$716,872

(1)	Represents cost of sales associated with service revenue accounted for on an agency basis.

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

Stock-Based Compensation

Effective September 1, 2005, we adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS 123R and the impact of adoption are described in Note 3 to the condensed consolidated financial statements.

Results of Operations

The following is a summary of our results of operations for the three and six months ended February 28, 2006 and 2005 (in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Net sales	$163.7	$164.4	$322.0	$318.9
Cost of sales	134.0	140.1	261.6	272.7

Gross profit(1)	29.7	24.3	60.3	46.2
Research and development	3.9	2.2	7.4	4.8
Selling, general and administrative	12.9	11.0	25.8	22.3
Advisory service agreements’ fees	9.6	0.6	10.3	1.3
Restructuring and impairment costs	—	—	—	0.9

Total operating expenses(1)	26.3	13.8	43.4	29.2

Income from operations(1)	3.4	10.5	16.9	16.9
Interest expense, net	(2.9)	(0.6)	(5.9)	(1.1)
Other income, net	0.2	0.4	0.4	0.2

Total other expense, net(1)	(2.6)	(0.2)	(5.5)	(0.9)
Income before provision for income taxes	0.8	10.3	11.4	16.0
Provision for income taxes	—	2.6	1.3	4.0

Net income(1)	$0.8	$7.8	$10.1	$12.0

(1)	Summations may not compute precisely due to rounding.

Three and Six Months Ended February 28, 2006 as Compared to the Three and Six Months Ended February 28, 2005

Net Sales

Net sales for the three months ended February 28, 2006 were $163.7 million, substantially unchanged from $164.4 million for the three months ended February 28, 2005. The $0.7 million net decrease was primarily due to a $5.3 million decline in our consigned product sales, together with a $0.8 million decrease due to the discontinuation of our communication products during fiscal 2005 and the related overall decline in sales volume for our lower gross margin products used in desktop PC applications, offset mainly by increases in product sales in our OEM business.

Net sales for the six months ended February 28, 2006 were $322.0 million, or a 1% increase from $318.9 million for the six months ended February 28, 2005. The $3.1 million net increase was primarily due to a $19.6 million increase in product sales in our OEM business, offset mainly by a $5.1 million decline in our sales from one of our largest customers, together with a decline in our consigned product sales of $8.7 million.

Cost of Sales

Cost of sales for the three months ended February 28, 2006 was $134.0 million, or a 4% decrease from $140.1 million for the three months ended February 28, 2005. Cost of sales as a percent of net sales decreased to 82% for the three months ended February 28, 2006, from 85% for the three months ended February 28, 2005. The decrease in cost of sales was principally due to a $4.3 million decline in our cost of sales from our consigned product sales, together with a $0.7 million decrease due to the discontinuation of our communication products during fiscal 2005 and the related overall decline in sales volume for our lower gross margin products used in desktop PC applications.

Cost of sales for the six months ended February 28, 2006 was $261.6 million, or a 4% decrease from $272.7 million for the six months ended February 28, 2005. Cost of sales as a percent of net sales decreased to 81% for the six months ended February 28, 2006, from 86% for the six months ended February 28, 2005. The decrease in cost of sales was principally due to an overall $7.0 million decline in our cost of sales for our consigned product sales, together with a $4.1 million decrease due to the discontinuation of our communication products during fiscal 2005 and the related overall decline in sales volume for our lower gross margin products used in desktop PC applications.

Gross Profit

Gross profit for the three months ended February 28, 2006 was $29.7 million, or a 22% increase from $24.3 million for the three months ended February 28, 2005. Gross margin increased from 15% for the three months ended February 28, 2005 to 18% for the three months ended February 28, 2006. The increase in both gross profit and gross margin was principally due to an improved second quarter 2006 product mix favoring higher gross margin OEM and board level products, thus resulting in approximately $2.7 million and $2.1 million higher gross profit, respectively.

Gross profit for the six months ended February 28, 2006 was $60.3 million, or a 31% increase from $46.2 million for the six months ended February 28, 2005. Gross margin increased from 14% for the six months ended February 28, 2005 to 19% for the six months ended February 28, 2006. The increase in both gross profit and gross margin was principally due to an improved fiscal 2006 product mix favoring higher gross margin OEM and board level products, thus resulting in approximately $3.2 million and $4.3 million higher gross profit, respectively, with the remaining $6.6 million of the increase mainly due to stronger sales volume from a higher gross margin program with one of our largest customers.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended February 28, 2006 were $3.9 million, or a 77% increase from $2.2 million for the three months ended February 28, 2005. This increase was primarily due to headcount and annual pay raise increases of approximately $0.6 million, together with approximately $0.4 million in R&D cost reimbursement during the three months ended February 28, 2005, related to a manufacturing service agreement which ended in late 2005. The remaining $0.7 million of the increase was primarily attributable to increases in other R&D initiatives.

R&D expenses for the six months ended February 28, 2006 were $7.4 million, or a 54% increase from $4.8 million for the six months ended February 28, 2005. This increase was primarily due to headcount and annual pay raise increases of approximately $0.7 million, together with approximately $0.8 million in R&D cost reimbursement during the six months ended February 28, 2005, related to a manufacturing service agreement which ended in late 2005. The remaining $1.1 million of the increase was primarily attributable to increases in other R&D initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended February 28, 2006 were $12.9 million, or a 17% increase from $11.0 million for the three months ended February 28, 2005. This change was the result of a net increase in SG&A headcount and annual pay raises, approximately $0.3 million in stock-based compensation expense incurred during the three months ended February 28, 2006 in connection with our adoption of SFAS 123R effective September 1, 2005, approximately $0.4 million increase in our sales commission expense as a result of a higher volume of OEM business during the second quarter of fiscal 2006, as well as approximately $0.3 million in SG&A cost reimbursement during the three months ended February 28, 2005, related to a manufacturing service agreement which ended in late 2005.

SG&A expenses for the six months ended February 28, 2006 were $25.8 million, or a 16% increase from $22.3 million for the six months ended February 28, 2005. This change was the result of a net increase in SG&A headcount and annual pay raises, approximately $1.0 million in incremental fiscal 2006 audit and Sarbanes-Oxley-related fees, approximately $0.6 million in stock-based compensation expense incurred during the six months ended

February 28, 2006, as well as approximately $0.6 million in SG&A cost reimbursement during the three months ended February 28, 2005, related to a manufacturing service agreement which ended in late 2005.

Advisory Service Agreements’ Fees

Fees from advisory service agreements with entities affiliated with each of Texas Pacific Group, Francisco Partners, and Shah Capital Partners for the three months ended February 28, 2006 were $9.6 million, as compared to $0.6 million for the three months ended February 28, 2005. During the second quarter of 2006, fees from advisory service agreements included a $9.0 million charge to terminate annual fees payable under these agreements, as well as approximately $0.6 million in advisory service quarterly fees through February 8, 2006 — the termination date of our obligation to pay annual fees under these advisory service agreements.

Fees from advisory service agreements with entities affiliated with each of Texas Pacific Group, Francisco Partners, and Shah Capital Partners for the six months ended February 28, 2006 were $10.3 million, as compared to $1.3 million for the six months ended February 28, 2005. During the first six months of 2006, fees from advisory service agreements included a $9.0 million charge to terminate our obligation to pay annual fees under these agreements, as well as approximately $1.3 million in advisory service fees for the period from September 1, 2005 through February 8, 2006.

Restructuring and Impairment Costs

No restructuring or impairment costs were incurred for the three months ended February 28, 2005 and for the three and six months ended February 28, 2006. Restructuring and impairment costs for the six months ended February 28, 2005 consisted of $0.4 million for the impairment and loss on equipment and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of our communication products.

Interest Expense, Net

Net interest expense for the three months ended February 28, 2006 was $2.9 million, compared to $0.6 million for the three months ended February 28, 2005. This increase was principally due to interest expense of approximately $3.0 million incurred in the second quarter of 2006 in connection with our senior secured floating rate notes issued in March 2005, versus approximately $0.7 million in interest expense incurred in the three months ended February 28, 2005 on our revolving line of credit balances outstanding.

Net interest expense for the six months ended February 28, 2006 was $5.9 million, compared to $1.1 million for the six months ended February 28, 2005. This increase was principally due to interest expense of approximately $6.0 million incurred in the first six months of 2006 in connection with our senior secured floating rate notes issued in March 2005, versus approximately $1.3 million in interest expense incurred in the six months ended February 28, 2005 on our revolving line of credit balances outstanding.

Other Income, Net

Net other income for the three months ended February 28, 2006 was $0.2 million compared to approximately $0.4 million for the three months ended February 28, 2005. This $0.2 million decrease in other income was primarily driven by foreign currency transaction losses.

Net other income for the six months ended February 28, 2006 was $0.4 million compared to approximately $0.2 million for the six months ended February 28, 2005. This $0.2 million increase in other income was primarily driven by foreign currency transaction gains.

Provision for Income Taxes

The effective tax rates for the three months ended February 28, 2006 and 2005 were approximately (1%) and 25%, respectively. The effective tax rates for the six months ended February 28, 2006 and 2005 were approximately 11% and 25%, respectively. The decline in our effective tax rates was principally due to a higher portion of our profits being generated in lower tax rate jurisdictions for the three and six months ended February 28, 2006, when compared to the three and six months ended February 28, 2005, together with the approval of our tax exemption in Puerto Rico during the first quarter of fiscal 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, research and development expenditures and working capital requirements.

Debt Service

As of February 28, 2006, we had: (1) total long-term indebtedness of $125.0 million under our senior secured floating rate notes; and (2) our senior secured credit facility was un-drawn, with approximately $35.0 million of borrowing capacity available under our senior secured credit facility, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Credit Facility.  Our senior secured credit facility provides us with up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by us. Borrowings under our senior secured credit facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by the agent) or (2) the applicable reserve adjusted London Interbank Offered Rate, or LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0.0% to 0.5% and the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the senior secured credit facility. Our senior secured credit facility also requires us to maintain a fixed charge coverage ratio of at least 1.2 to 1.0 as of the end of each fiscal quarter during any time when an event of default exists or the daily average amount of unrestricted cash subject to the control of our lender and excess availability is less than $10.0 million for more than 30 consecutive days. Our senior secured credit facility is available for general corporate purposes until March 28, 2009, unless earlier terminated.

Senior Secured Floating Rate Exchange Notes Due April 2012.  Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our senior secured floating rate notes is payable quarterly in cash. Our senior secured floating rate notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

On March 10, 2006, we used approximately $49.0 million of our proceeds from the initial public offering to redeem $43.75 million of our senior secured floating rate exchange notes. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively, and we expect to incur a redemption loss of approximately $5.9 million in this transaction due to the above redemption premium of $4.4 million, as well as a write off of approximately $1.5 million of unamortized debt issuance costs related to the debt redeemed.

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

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from Modular, L.L.C and our initial public offering. As of February 28, 2006, our cash and cash equivalents were approximately $137.2 million.

Cash Flows from Operating Activities.  Net cash used in operations was $5.2 million for the six months ended February 28, 2006, compared to net cash provided by operating activities of $34.3 million for the six months ended February 28, 2005. This change was principally the result of a decrease in net income of $1.8 million and an increase in depreciation and amortization of $0.9 million, and the increase in the change in accounts receivable, inventory and prepaid expenses and other current assets of $2.2 million, $5.6 million and $6.4 million, respectively, from the first six months of fiscal 2005 compared to the change in those accounts in the first six months of fiscal 2006. In addition, there were decreases in the change in accounts payable and accrued expenses and other current liabilities of $15.2 million and $7.4 million, respectively, from the first six months of fiscal 2005 compared to the change in those accounts in the first six months of fiscal 2006.

Cash Flows from Investing Activities.  Net cash used in investing activities was $7.8 million for the six months ended February 28, 2006, compared to net cash used in investing activities of approximately $5.8 million for the six months ended February 28, 2005. This change was primarily the result of an $8.5 million increase in capital expenditures in connection with our new packaging facility in Brazil, offset by $5.1 million in proceeds from short-term investments which matured in the second quarter of 2006.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $74.3 million for the six months ended February 28, 2006, compared to net cash used in financing activities of approximately $11.7 million for the six months ended February 28, 2005. This change was principally due to $75.2 million in proceeds, net of underwriters’ commissions and offering expenses paid, from our initial public offering in the second quarter of 2006, together with approximately $10.1 million in net revolving line of credit repayments during the first six months of fiscal 2005.

Contractual Obligations

Our contractual obligations as of February 28, 2006 are set forth below:

Payments Due by Period

	Less Than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In millions)

Total debt(1)	$43.8	$—	$—	$81.2	$125.0
Interest expense cash obligations in connection with long-term debt(2)	8.0	24.0	16.0	0.7	48.7
Operating leases	1.9	4.4	1.3	—	7.6

Total contractual cash obligations	$53.7	$28.4	$17.3	$81.9	$181.3

(1)	On March 10, 2006, we used approximately $49.0 million of our proceeds from the initial public offering to redeem $43.75 million of our senior secured floating rate exchange notes. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively, and we expect to incur a redemption loss of approximately $5.9 million in this transaction due to the above redemption premium of $4.4 million, as well as a write off of approximately $1.5 million of unamortized debt issuance costs related to the debt redeemed.

(2)	Interest expense cash obligations are estimated based on the current interest rates in effect for our long-term debt as of February 28, 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS 154 will be effective for us beginning on September 1, 2006. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.25 million of our senior secured floating rate exchange notes. In addition, our senior secured credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.25 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our President and Chief Executive Officer and our Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

There have been no material changes from risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three months ended November 25, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended February 28, 2006, the Company has granted options to employees to purchase an aggregate of 181,460 ordinary shares at an exercise price of $8.51 per share. Such optionees had information regarding the Company’s business affairs and financial condition, access to the Company for the opportunity to ask questions and receive answers and to obtain any additional information, and information on the limitations on resale of the securities issued.

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

Date: April 5, 2006

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