Form 10-Q
period 2006-05-26
SMART Modular Technologies (WWH), Inc.
filed 2006-07-10
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 26, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-51771

SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	20-2509518
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4211 Starboard Drive
Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip code)
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
Yes ☐        No ☑
The number of registrant’s ordinary shares outstanding as of May 26, 2006 was 58,402,698.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2006	2005
	(In thousands)
ASSETS

Cash and cash equivalents	$96,660	$75,970
Short term investments	—	5,071
Accounts receivable, net of allowances of $2,477 and $2,629 as of May 31, 2006 and August 31, 2005, respectively	175,460	144,760
Inventories	63,324	53,122
Prepaid expenses and other current assets	13,911	9,459

Total current assets	349,355	288,382
Property and equipment, net	25,958	11,309
Goodwill	3,198	2,248
Intangible assets, net	6,427	9,142
Other non-current assets	9,654	9,980

Total assets	$394,592	$321,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$155,679	$125,305
Accrued expenses and other current liabilities	24,240	29,912
Advance from customer	—	1,000

Total current liabilities	179,919	156,217
Long-term debt	81,250	125,000
Other long-term liabilities	855	961

Total liabilities	262,024	282,178

Shareholders’ equity:
Ordinary shares	10	8
Additional paid-in capital	84,766	9,490
Deferred stock-based compensation	(653)	(1,126)
Accumulated other comprehensive income	2,249	900
Retained earnings	46,196	29,611

Total shareholders’ equity	132,568	38,883

Total liabilities and shareholders’ equity	$394,592	$321,061

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net sales	$188,459	$146,784	$510,453	$465,691
Cost of sales*	155,711	121,441	417,359	394,178

Gross profit	32,748	25,343	93,094	71,513

Research and development*	4,173	2,097	11,553	6,925
Selling, general and administrative*	14,194	11,172	39,958	33,436
Advisory service agreements’ fees	—	625	10,303	1,875
Restructuring and impairment costs	—	—	—	880

Total operating expenses	18,367	13,894	61,814	43,116

Income from operations	14,381	11,449	31,280	28,397
Interest expense, net	(7,577)	(3,176)	(13,450)	(4,281)
Other income, net	1,999	295	2,376	456

Total other expense, net	(5,578)	(2,881)	(11,074)	(3,825)

Income before provision for income taxes	8,803	8,568	20,206	24,572
Provision for income taxes	2,347	2,983	3,621	7,021

Net income	$6,456	$5,585	$16,585	$17,551

Net income per ordinary share, basic	$0.11	$0.11	$0.31	$0.36

Shares used in computing basic net income per ordinary share	58,335	48,872	52,991	48,872

Net income per ordinary share, diluted	$0.10	$0.10	$0.29	$0.33

Shares used in computing diluted net income per ordinary share	63,444	53,793	57,927	53,472

* Stock-based compensation by category:
Cost of sales	$51	$—	$122	$—
Research and development	160	—	383	—
Selling, general and administrative	291	—	881	—
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$6,456	$5,585	$16,585	$17,551
Other comprehensive income, net of tax:
Changes in fair value of derivative instruments	(1,366)	(871)	(12)	(871)
Foreign currency translation adjustments	898	170	1,361	611

Comprehensive income	$5,988	$4,884	$17,934	$17,291

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$8,208	$72,771

Cash flows from investing activities:
Capital expenditures	(17,817)	(5,056)
Sale of short term investments	5,071	—
Cash paid for acquisition of businesses, net of cash acquired	(680)	(2,260)
Proceeds from sale of assets	130	96
Other, net	—	220

Net cash used in investing activities	(13,296)	(7,000)

Cash flows from financing activities:
Net repayment on revolving line of credit	—	(52,827)
Redemption of long term debt	(48,138)	—
Net repayments on other debt	—	(1,524)
Repayment of customer advance	(1,000)	—
Payment to repurchase preferred shares	—	(65,140)
Proceeds from issuance of ordinary shares from stock option exercises	95	—
Proceeds from issuance of long term debt, net of debt issuance costs	—	120,817
Proceeds from issuance of ordinary shares in an initial public offering, net of underwriters’ commissions and offering expenses paid	74,860	—

Net cash provided by financing activities	25,817	1,326

Effect of exchange rate changes on cash and cash equivalents	(39)	62

Net increase in cash and cash equivalents	20,690	67,159
Cash and cash equivalents at beginning of period	75,970	36,747

Cash and cash equivalents at end of period	$96,660	$103,906

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,806	$1,428
Income taxes	2,219	1,095
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. (the Company) are as of May 31, 2006 and August 31, 2005 and for the three and nine months ended May 31, 2006 and 2005. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2006. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2005, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s third quarters of fiscal 2006 and 2005 ended on May 26, 2006 and May 27, 2005, respectively. The Company’s fiscal year ended on August 26, 2005. For ease of presentation, the Company has indicated its third quarters as having ended on May 31 and its fiscal year as having ended on August 31.
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
Product and Service Revenue
     The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.
     In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. SMART provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $207.3 million and $182.6 million for the three months ended May 31, 2006 and 2005, respectively. Total service revenue recorded for the three months ended May 31, 2006 and 2005 amounted to approximately $11.3 million and $9.3 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $578.8 million and $600.1 million for the nine months ended May 31, 2006 and 2005, respectively. Total service revenue recorded for the nine months ended May 31, 2006 and 2005 amounted to approximately $33.3 million and $28.9 million, respectively.

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS 151 effective September 1, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position and results of operations.
     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 will be effective for the Company beginning on August 31, 2006. The Company is currently evaluating the impact, if any, of this statement on its financial position and results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS 154 will be effective for the Company beginning on September 1, 2006. The Company is currently evaluating the impact, if any, of this statement on its financial position and results of operations.
NOTE 2 — Initial Public Offering
     In February 2006, the Company sold 9,090,909 of its ordinary shares in its initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $76.1 million, net of underwriters’ commissions. Related offering expenses were approximately $1.9 million, of which approximately $0.7 million remains accrued as of May 31, 2006.
NOTE 3 — Stock-Based Compensation
Change in Accounting Principle
     Effective September 1, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company adopted SFAS No. 123R prospectively because, prior to the period of adoption, it was a non-public entity that used the minimum value method for pro forma disclosure under the provisions of SFAS No. 123.
     As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to follow APB Opinion No. 25 in accounting for stock-based awards to employees and directors through August 31, 2005. Accordingly, stock-based compensation expense prior to the adoption of SFAS No. 123R related to stock option grants that had an exercise price below the deemed fair value of the Company’s underlying ordinary shares at the respective grant dates. Stock-based compensation expense related to stock options issued to employees and directors amounted to approximately $0.5 million and $-0- for the three months ended May 31, 2006 and 2005, respectively. Stock-based compensation expense related to stock options issued to employees and directors amounted to approximately $1.4 million and $-0- for the nine months ended May 31, 2006 and 2005, respectively.
     The Company elected to continue amortizing stock-based compensation for awards granted on or after its adoption of SFAS No. 123R on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.
Plan Description
     The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of May 31, 2006, the Company is authorized to issue up to 9,729,948 ordinary shares under this plan.
Summary of Assumptions and Activity
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s SAB No. 107, Share-Based Payment. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Nine Months
Ended
May 31, 2006
Stock options:
Expected term (years)	6.25
Expected volatility	81%
Risk-free interest rate	4.78%
Expected dividends	—
     A summary of option activity as of and for the nine months ended May 31, 2006, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at September 1, 2005	5,478	$0.29
Options granted	1,953	4.85
Options exercised	(439)	(0.22)
Options forfeited	(215)	(1.07)

Options outstanding at May 31, 2006	6,777	1.59	8.5	$47,539

Options exercisable at May 31, 2006	2,249	$0.51	8.2	$18,200

Options vested and expected to vest at May 31, 2006	6,279	$1.54	8.5	$44,311

     The weighted average fair value of options granted during the nine months ended May 31, 2006 was $4.32 per option. The total intrinsic value of options exercised during the nine months ended May 31, 2006 was $2.2 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

     A summary of the status of the Company’s non-vested stock options as of May 31, 2006, and changes during the nine months ended May 31, 2006, is presented below (in thousands, except per share data):

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at September 1, 2005	4,202	$0.36
Non-vested stock options granted	1,953	4.32
Vested stock options	(1,412)	(0.81)
Forfeited stock options	(215)	(1.49)

Non-vested stock options at May 31, 2006	4,528	$1.84

     As of May 31, 2006, there was approximately $7.1 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. Such cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the nine months ended May 31, 2006 was approximately $1.1 million.
     As a result of adopting SFAS No. 123R on September 1, 2005, the Company’s income before provision for income taxes for the three and nine months ended May 31, 2006, was approximately $0.3 million and $0.8 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic net income per ordinary share for the three months ended May 31, 2006 was not affected by the adoption of SFAS No. 123R. Diluted net income per ordinary share for the three months ended May 31, 2006 was $0.01 lower due to the adoption of SFAS No. 123R. Basic and diluted net income per ordinary share for the nine months ended May 31, 2006 were $0.01 lower due to the adoption of SFAS No. 123R.
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
     The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended May	Ended May	Ended May	Ended May
	31, 2006	31, 2005	31, 2006	31, 2005
Numerator:
Net income	$6,456	$5,585	$16,585	$17,551
Denominator:
Weighted average ordinary shares	58,335	48,872	52,991	48,872
Effect of dilutive securities:
Stock options	5,109	4,921	4,936	4,600

Total ordinary shares, diluted	63,444	53,793	57,927	53,472
Net income per ordinary share, basic	$0.11	$0.11	$0.31	$0.36

Net income per ordinary share, diluted	$0.10	$0.10	$0.29	$0.33

     The Company excluded 448,810 and 1,332,193 stock options from the computation of diluted net income per ordinary share for the three and nine months ended May 31, 2006, respectively, as their inclusion would have been anti-dilutive. There were no anti-dilutive stock options outstanding at May 31, 2005.

NOTE 5 — Acquisitions
     In September 2004, the Company acquired Estecom for approximately $3.3 million. Estecom was acquired to broaden the Company’s product offering in the TFT-LCD market and expand its presence in the gaming and industrial end markets. The acquisition was accounted for as a purchase of a business and resulted in goodwill of approximately $2.2 million. If Estecom achieves certain technology milestones and profit criteria during the period from the date of acquisition through August 25, 2006, the former owners of Estecom are entitled to additional purchase price payments of up to $1.1 million. Such contingent consideration payments, the remaining balance of which is $0.4 million, will be accounted for as additional purchase price payments and will therefore increase the value of goodwill resulting from the acquisition of Estecom. During the nine months ended May 31, 2006, the Company paid $0.4 million to the former owners of Estecom because Estecom achieved a technology milestone.
     On August 31, 2005, the Company acquired ConXtra for approximately $0.7 million. The acquisition was accounted for as a purchase of a business and resulted in goodwill of $0.6 million. ConXtra was acquired to broaden the Company’s expertise in electronic system design.
     Pro forma financial information related to these acquisitions have not been presented, as their impact is not material to the Company’s consolidated operations.
NOTE 6 — Intangible Assets
     The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of May 31, 2006 and August 31, 2005 (in thousands):

		May 31,	August 31,
	Life	2006	2005
Customer relationships	5	$11,797	$11,797
Technology	3	1,826	1,826
Trademark	7	4,680	4,680

Total		18,303	18,303
Accumulated amortization		(5,586)	(3,774)
Other deductions		(6,290)	(5,387)

Carrying value		$6,427	$9,142

     Amortization expense for the three months ended May 31, 2006 and 2005 was $0.6 million and $0.7 million, respectively. Amortization expense for the nine months ended May 31, 2006 and 2005 was $1.8 million and $2.2 million, respectively.
     Other deductions include the benefit of the utilization of a net operating loss carry forward, which had a related deferred tax asset and full valuation allowance recorded on the date of the acquisition of SMART Modular. At May 31, 2006 and August 31, 2005, this benefit amounted to approximately $3.3 million and $2.4 million, respectively. As a result of the utilization of the net operating loss carry forward, the entire goodwill from the acquisition of SMART Modular in the amount of $0.1 million was reduced to zero, and the intangible assets were reduced by these amounts. In addition, other deductions at May 31, 2006 and August 31, 2005 also include reductions of approximately $3.0 million to the carrying value of intangible assets as a result of the Company recording deferred tax assets in the third quarter of fiscal 2004, related to the acquisition of SMART Modular.
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
     Specific services provided by such advisors have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee stock incentive plan, and negotiation of certain employment arrangements. On July 1, 2005, the Company executed an amendment to its advisory agreement with the entity affiliated with Shah Capital Partners, increasing the annual management fees to $1.0 million, and the aggregate annual management fee to all advisors to $3.0 million.
     On February 8, 2006, the Company used $9.0 million of its proceeds from the initial public offering and made a one-time payment, which was expensed during the second quarter of fiscal 2006, to terminate the annual fees payable under its advisory service agreements with the entities affiliated with each of the three advisors. The Company incurred $-0- and $0.6 million in management fees pursuant to the advisory service agreements for the three months ended May 31, 2006 and 2005, respectively. The Company incurred approximately $1.3 million and $1.9 million in management fees pursuant to the advisory service agreements for the nine months ended May 31, 2006 and 2005, respectively.
NOTE 8 — Inventories
     Inventories consist of the following as of May 31, 2006 and August 31, 2005 (in thousands):

	May 31, 2006	August 31, 2005
Raw materials	$26,732	$23,765
Work-in process	8,196	5,680
Finished goods	28,396	23,677

	$63,324	$53,122

     As of May 31, 2006 and August 31, 2005, approximately $3.2 million and $4.4 million, respectively, of slow moving inventory expected to be sold after one year, has been classified as non-current inventory and included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.
NOTE 9 — Income Taxes
     The provision for income tax expense is summarized as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Current	$2,169	$1,604	$3,685	$5,815
Deferred	178	1,379	(64)	1,206

Total	$2,347	$2,983	$3,621	$7,021

     Worldwide income before provision for income taxes for the three and nine months ended May 31, 2006 and 2005, consisted of the following components (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
U.S. income	$2,757	$1,703	$1,432	$7,090
Non-U.S. income	6,046	6,865	18,774	17,482

Total	$8,803	$8,568	$20,206	$24,572

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
     The net proceeds from the Offering of approximately $120.1 million, were used to repay outstanding indebtedness of approximately $42.3 million under the Company’s existing revolving loan and security agreement, redeem all of the outstanding shares of our Series A redeemable preferred shares for an aggregate amount of $65.1 million, with the remaining $12.7 million used for general corporate purposes.
     The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. Debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.
     On March 10, 2006, the Company used approximately $49.0 million of its proceeds from the initial public offering to redeem $43.8 million of the Notes. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively. The Company incurred a redemption loss of approximately $5.9 million, consisting of the redemption premium of $4.4 million and the write-off of approximately $1.5 million of unamortized debt issuance costs.
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

     As of May 31, 2006, the New Senior Secured Credit Facility was fully repaid, with available borrowing capacity of $35.0 million and the Company was in compliance with its covenants as required by the New Senior Secured Credit Facility agreement.
NOTE 11 — Financial Instruments
Fair Value of Financial Instruments
     The fair value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of May 31, 2006.
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
     The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $2.0 million and a liability of approximately $0.1 million as of May 31, 2006 and August 31, 2005, respectively.
     For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.
     Upon further review of its hedge accounting practices, the Company concluded that it needed to change the accounting for the Swaps previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, the Company recorded approximately $1.4 million of other income in the three months ended May 31, 2006, that was previously recorded in other comprehensive income. The Company recorded the adjustment in the third quarter of fiscal year 2006, as the amounts are not material to the estimated income for the full fiscal year 2006. The Company also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during the quarter.
NOTE 12 — Commitments and Contingencies
Product Warranty
     Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the performance of a Company’s product. The amounts of the reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.
     The following table presents the details of the changes in the Company’s accrued warranty (in thousands):

Nine Months
Ended
May 31, 2006
Balance of accrual at August 31, 2005	$1,044
Warranty claims	(1,160)
Warranty provision	557

Balance of accrual at May 31, 2006	$441

     Product warranty reserves are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
     The Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs that may arise from the infringement by its products of third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.
Legal Matters
     From time to time, the Company has been involved in disputes and legal actions arising in the ordinary course of business. In the Company’s opinion, the estimated resolution of these disputes and legal actions is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 13 — Restructuring and Impairment
     The following table summarizes restructuring and impairment costs incurred in the nine months ended May 31, 2005 (in thousands):

Nine Months
Ended
May 31, 2005
Impairment of equipment	$65
Severance and benefit costs	420
Exit costs	340
Other	55

Total	$880

     The Company did not incur any restructuring and impairment costs during the three months ended May 31, 2005 and the three and nine months ended May 31, 2006.
Restructuring Accrual
     The following table summarizes the restructuring accrual balance at May 31, 2006 (in thousands):

	Severance
	and
	Benefits	Other	Total
Balance of accrual at August 31, 2005	$99	$108	$207
Cash payments	(99)	—	(99)

Balance of accrual at May 31, 2006	$—	$108	$108

     Accruals related to restructuring activities are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, and the Company expects to pay out the remaining balance by the end of fiscal year 2006.

NOTE 14 — Segment and Geographic Information
     The Company operates in one reportable segment: the design, manufacture, and distribution of electronic subsystems to the information technology industry. The Company evaluates financial performance on a company-wide basis. A summary of the Company’s net sales and property and equipment by geographic area is as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Geographic net sales:
U.S.A.	$120,917	$104,135	$325,401	$324,604
Other North and Latin America	24,414	10,935	57,676	45,236
Europe	13,727	9,426	44,637	32,291
Asia	29,401	22,288	82,739	63,560

	$188,459	$146,784	$510,453	$465,691

	May 31, 2006	August 31, 2005
Property and equipment:
U.S.A.	$5,079	$4,240
Brazil	15,160	1,494
Other North and Latin America	684	658
Europe	40	36
Malaysia	4,122	4,117
Other Asia	873	764

	$25,958	$11,309

NOTE 15 — Major Customers
     A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total net sales, are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Customer A	46%	46%	45%	44%
Customer B	14%	19%	15%	18%
     On May 31, 2006, approximately 50% and 28% of accounts receivable were concentrated with Customer A and B, respectively. On August 31, 2005, approximately 46% and 35% of accounts receivable were concentrated with Customer A and B, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 16 — Interest Expense, Net
     The following table summarizes the components of interest expense, net (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Interest income	$770	$270	$1,473	$473
Interest expense	(8,347)	(3,446)	(14,923)	(4,754)

Interest expense, net	$(7,577)	$(3,176)	$(13,450)	$(4,281)

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
Executive Overview
     We are a leading independent designer, manufacturer and supplier of value added subsystems to OEMs. Our subsystem products include memory modules, embedded computing and TFT-LCD display products that we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, an increase in overall unit demand by end users for, and an increase in memory content in, products that incorporate our subsystems should have a positive effect on our financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Motorola and Dell. We maintain a strong global footprint with low-cost manufacturing capabilities through our facilities in Malaysia, Brazil and the Caribbean, as well as through our agreements with third-party manufacturers in India and China. Our global operations enable us to rapidly respond to our customers’ requirements worldwide.
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
     In April 2004, a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, we acquired Estecom, a producer of TFT-LCD display products, and ConXtra, Inc., a product design and design manufacturing services provider. We also completed our new manufacturing facility in São Paulo, Brazil into which we import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.
     In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $76.1 million, net of underwriters’ commissions. Related offering expenses were approximately $1.9 million, of which approximately $0.7 million remains accrued as of May 31, 2006.

Key Business Metrics
     The following is a brief description of the major components of the key line items in our financial statements.
Net Sales
     We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, embedded computing boards and TFT-LCD display products, principally to leading computing, networking, communications, printer, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement and logistics services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account, for a significant percentage of our net sales in the foreseeable future.
Cost of Sales
     The most significant components of cost of sales are materials, fixed manufacturing costs, labor and depreciation. Increases in capital expenditures may increase our future cost of sales due to higher levels of depreciation expense. Cost of sales also includes any inventory write-downs. We may write-down inventory for a variety of reasons, including obsolescence, excess quantities and declines in market value below our cost.
Research and Development Expenses
     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Our customers typically do not separately compensate us for design and engineering work involved in developing custom products for them. We expect our research and development expenses to increase in fiscal 2006, principally as a result of increased spending on engineering efforts related to our embedded computing and TFT-LCD display products.
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

Revenue Recognition
     Our product revenues are derived from the sale of value added subsystems, including memory modules and cards, embedded computing boards and TFT-LCD display products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, product acceptance has occurred and collection of resulting receivables is reasonably assured. Products are shipped and sold based upon purchase orders from customers. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.
     Our service revenue consists of procurement and logistics services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we: are the primary obligor in the arrangement; have general inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.
     The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Product net sales	$177,188	$137,449	$477,153	$436,832
Service revenue	11,271	9,335	33,300	28,859

Net sales	188,459	146,784	510,453	465,691
Plus: Cost of sales(1)	196,024	173,229	545,486	571,194

Gross billing to customers	$384,483	$320,013	$1,055,939	$1,036,885

(1)	Represents cost of sales associated with service revenue accounted for on an agency basis.
Accounts Receivable
     We evaluate the collectibility of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due and, thereby, reduce the net recognized receivable to the amount we reasonably believe will be collected. Increases to the allowance for bad debt are recorded as a component of general and administrative expenses. For all other customers, we record an allowance for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.
Inventory Valuation
     At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or market value. Inventory cost is determined on a first-in, first-out basis and includes material, labor, and manufacturing overhead. From time to time, our customers may request that we purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory estimated to be sold beyond one year from the balance sheet date, is classified as non-current inventory and included in non-current assets in our consolidated balance sheets. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to their purchase of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.
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
Stock-Based Compensation
     Effective September 1, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS 123R and the impact of adoption are described in Note 3 to the condensed consolidated financial statements.
Results of Operations
     The following is a summary of our results of operations for the three and nine months ended May 31, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Net sales	$188.5	$146.8	$510.5	$465.7
Cost of sales	155.7	121.4	417.4	394.2

Gross profit(1)	32.7	25.3	93.1	71.5
Research and development	4.2	2.1	11.6	6.9
Selling, general and administrative	14.2	11.2	40.0	33.4
Advisory service agreements’ fees	—	0.6	10.3	1.9
Restructuring and impairment costs	—	—	—	0.9

Total operating expenses(1)	18.4	13.9	61.8	43.1

Income from operations(1)	14.4	11.4	31.3	28.4
Interest expense, net	(7.6)	(3.2)	(13.5)	(4.3)
Other income, net	2.0	0.3	2.4	0.5

Total other expense, net	(5.6)	(2.9)	(11.1)	(3.8)
Income before provision for income taxes(1)	8.8	8.6	20.2	24.6
Provision for income taxes	2.3	3.0	3.6	7.0

Net income	$6.5	$5.6	$16.6	$17.6

(1)	Summations may not compute precisely due to rounding.

Three and Nine Months Ended May 31, 2006 as Compared to the Three and Nine Months Ended May 31, 2005
     Net Sales
     Net sales for the three months ended May 31, 2006 were $188.5 million, or a 28% increase from $146.8 million for the three months ended May 31, 2005. The $41.7 million increase was primarily due to an $18.5 million increase in sales in our OEM business and a $14.6 million increase in our sales to one of our largest customers. The remainder of the increase was primarily attributable to sales growth in our high performance computing products and continued growth in our sales volume in emerging markets.
     Net sales for the nine months ended May 31, 2006 were $510.5 million, or a 10% increase from $465.7 million for the nine months ended May 31, 2005. The $44.8 million increase was primarily due to a $35.8 million increase in sales in our OEM business, with the remaining $9.0 million of the increase mainly due to higher sales to one of our largest customers.
     Cost of Sales
     Cost of sales for the three months ended May 31, 2006 was $155.7 million, or a 28% increase from $121.4 million for the three months ended May 31, 2005. Cost of sales as a percent of net sales remained unchanged at 83% for the three months ended May 31, 2006 and 2005. The $34.3 million increase in cost of sales was principally due to a $14.4 million increase in cost of sales in our OEM business, and a $9.6 million increase in our cost of sales to one of our largest customers. The remainder of the increase was primarily attributable to sales growth in our high performance computing products and continued growth in our sales volume in emerging markets.
     Cost of sales for the nine months ended May 31, 2006 was $417.4 million, or a 6% increase from $394.2 million for the nine months ended May 31, 2005. Cost of sales as a percent of net sales decreased to 82% for the nine months ended May 31, 2006, from 85% for the nine months ended May 31, 2005. The $23.2 million increase in cost of sales was principally due to a $28.5 million increase in cost of sales in our OEM business, offset primarily by a decrease in cost of sales due to the discontinuation of our communication products during fiscal 2005 and the related overall decline in sales volume for our lower gross margin products used in desktop PC applications.
     Gross Profit
     Gross profit for the three months ended May 31, 2006 was $32.7 million, or a 29% increase from $25.3 million for the three months ended May 31, 2005. Gross margin remained unchanged at 17% for the three months ended May 31, 2006 and 2005. The $7.4 million increase in gross profit was primarily due to the higher sales from our OEM business and one of our largest customers, thus resulting in a $4.1 million and $5.4 million gross profit increase, respectively, offset in part by higher levels of production overhead costs incurred during the three months ended May 31, 2006 and other factors.

     Gross profit for the nine months ended May 31, 2006 was $93.1 million, or a 30% increase from $71.5 million for the nine months ended May 31, 2005. Gross margin increased from 15% for the nine months ended May 31, 2005 to 18% for the nine months ended May 31, 2006. The increase in both gross profit and gross margin was primarily due to the higher sales from our OEM business and one of our largest customers, thus resulting in a $7.2 million and $13.4 million gross profit increase, respectively.
     Research and Development Expenses
     Research and development, or R&D, expenses for the three months ended May 31, 2006 were $4.2 million, or a 100% increase from $2.1 million for the three months ended May 31, 2005. This increase was primarily due to headcount and annual pay raise increases of approximately $0.6 million, and approximately $0.4 million in R&D cost reimbursement during the three months ended May 31, 2005, related to a manufacturing service agreement which ended in late 2005. The remaining $1.1 million of the increase was primarily attributable to increases in other R&D initiatives.
     R&D expenses for the nine months ended May 31, 2006 were $11.6 million, or a 68% increase from $6.9 million for the nine months ended May 31, 2005. This increase was primarily due to headcount and annual pay raise increases of approximately $1.2 million, approximately $0.4 million in stock-based compensation expense incurred during the nine months ended May 31, 2006 in connection with our adoption of SFAS 123R and approximately $1.3 million in R&D cost reimbursement during the nine months ended May 31, 2005, related to a manufacturing service agreement which ended in late 2005. The remaining $1.8 million of the increase was primarily attributable to increases in other R&D initiatives.
     Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A expenses for the three months ended May 31, 2006 were $14.2 million, or a 27% increase from $11.2 million for the three months ended May 31, 2005. This change was the result of a net increase in SG&A headcount and annual pay raises of approximately $0.4 million, approximately $0.3 million in stock-based compensation expense incurred during the three months ended May 31, 2006, approximately $0.5 million increase in our travel and other administrative expenses during the third quarter of fiscal 2006, as well as approximately $0.3 million in SG&A cost reimbursement during the three months ended May 31, 2005 related to a manufacturing service agreement which ended in late 2005, together with lower bad debt expense during the third quarter of fiscal 2005.
     SG&A expenses for the nine months ended May 31, 2006 were $40.0 million, or a 20% increase from $33.4 million for the nine months ended May 31, 2005. This change was the result of a net increase in SG&A headcount and annual pay raises of approximately $1.1 million, approximately $1.7 million in incremental fiscal 2006 audit fees, Sarbanes-Oxley-related fees and other administrative expenses, approximately $0.9 million in stock-based compensation expense incurred during the nine months ended May 31, 2006, as well as approximately $0.9 million in SG&A cost reimbursement during the nine months ended May 31, 2005, related to a manufacturing service agreement which ended in late 2005, together with lower bad debt expense during the first three quarters of fiscal 2005.
     Advisory Service Agreements’ Fees
     Fees from the advisory service agreements with entities affiliated with each of Texas Pacific Group, Francisco Partners, and Shah Capital Partners for the three months ended May 31, 2006 were $0, compared to $0.6 million for the three months ended May 31, 2005, due to the termination of our obligation to pay annual fees under these advisory service agreements on February 8, 2006.
     Fees from the advisory service agreements for the nine months ended May 31, 2006 were $10.3 million, compared to $1.9 million for the nine months ended May 31, 2005. During the first nine months of fiscal 2006, fees from advisory service agreements included a $9.0 million charge to terminate our obligation to pay annual fees under these agreements, as well as approximately $1.3 million in advisory service fees incurred for the period from September 1, 2005 through February 8, 2006.

     Restructuring and Impairment Costs
     No restructuring or impairment costs were incurred for the three months ended May 31, 2005 and for the three and nine months ended May 31, 2006. Restructuring and impairment costs for the nine months ended May 31, 2005 consisted of $0.4 million for the impairment and other exit costs and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of our communication products.
     Interest Expense, Net
     Net interest expense for the three months ended May 31, 2006 was $7.6 million, compared to $3.2 million for the three months ended May 31, 2005. This increase was principally due to $5.9 million of interest charges that we incurred during the three months ended May 31, 2006, in connection with the redemption of $43.8 million of our senior secured floating rate exchange notes (the Notes), offset primarily by a related reduction in interest expense on the Notes during the third quarter of fiscal 2006.
     Net interest expense for the nine months ended May 31, 2006 was $13.5 million, compared to $4.3 million for the nine months ended May 31, 2005. This increase was principally due to interest expense of approximately $9.1 million incurred in the first nine months of 2006 in connection with the Notes issued in March 2005, versus approximately $4.8 million in interest expense incurred in the nine months ended May 31, 2005 on the Notes and our revolving line of credit balances outstanding, together with $5.9 million of interest charges that we incurred during the nine months ended May 31, 2006, in connection with the redemption of $43.8 million of the Notes, offset primarily by higher levels of interest income during the nine months ended May 31, 2006.
     Other Income, Net
     Net other income for the three and nine months ended May 31, 2006 and 2005 increased from $0.3 million to $2.0 million and from $0.5 million to $2.4 million, respectively. These increases were principally due to the fact that in June 2006, based upon further review of our hedge accounting practices, we concluded that we needed to change the accounting for our interest rate swaps (the “Swaps”) previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recorded approximately $1.4 million of other income that was previously recorded in other comprehensive income. We recorded the adjustment in the third quarter of fiscal 2006, as the amounts are not material to the estimated income for the full fiscal 2006. We also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during the quarter. We intend to implement hedge accounting under the “long haul” method for cash flow hedges for our Swaps in the fourth quarter of fiscal 2006, which would result in future changes in fair value of the Swaps, excluding the ineffective portion of the hedge, to be recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge will be reflected in other income or expense.
     Provision for Income Taxes
     The effective tax rates for the three months ended May 31, 2006 and 2005 were approximately 27% and 35%, respectively. The effective tax rates for the nine months ended May 31, 2006 and 2005 were approximately 18% and 29%, respectively. The decline in our effective tax rates was principally due to a higher portion of our profits being generated in lower tax rate jurisdictions for the three and nine months ended May 31, 2006, when compared to the three and nine months ended May 31, 2005, together with the approval of our tax exemption in Puerto Rico during the first quarter of fiscal 2006.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, research and development expenditures and working capital requirements.

Debt Service
     As of May 31, 2006, we had: (1) total long-term indebtedness of $81.3 million under the Notes; and (2) our senior secured credit facility was undrawn, with approximately $35.0 million of borrowing capacity available under our senior secured credit facility, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.
     Senior Secured Credit Facility. Our senior secured credit facility provides us with up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by us. Borrowings under our senior secured credit facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by the agent) or (2) the applicable reserve adjusted London Interbank Offered Rate, or LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0.0% to 0.5% whereas the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the senior secured credit facility. Our senior secured credit facility also requires us to maintain a fixed charge coverage ratio of at least 1.2 to 1.0 as of the end of each fiscal quarter during any time when an event of default exists or the daily average amount of unrestricted cash subject to the control of our lender and excess availability is less than $10.0 million for more than 30 consecutive days. Our senior secured credit facility is available for general corporate purposes until March 28, 2009, unless earlier terminated.
     Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our senior secured floating rate notes is payable quarterly in cash. Our senior secured floating rate notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
     On March 10, 2006, we used approximately $49.0 million of our proceeds from the initial public offering to redeem $43.8 million of our senior secured floating rate exchange notes. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively, and we incurred total charges of approximately $5.9 million in this transaction due to the above redemption premium of $4.4 million, as well as a write off of approximately $1.5 million of unamortized debt issuance costs related to the debt redeemed.
Capital Expenditures
     Consistent with previous periods, future capital expenditures focus on test and manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades, and continued spending on research. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the senior secured credit facility will be adequate to implement our current plans.
Sources of Funds
     We anticipate that operating cash flow, together with available borrowings under our senior secured credit facility, will be sufficient to meet our working capital needs, and fund our research and development and capital expenditures and service requirements on our debt obligations for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
     From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include additional share issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional funding will be available to us on acceptable terms.

Historical Trends
     Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from Modular, L.L.C and our initial public offering. As of May 31, 2006, our cash and cash equivalents were approximately $96.7 million.
     Cash Flows from Operating Activities. Net cash provided by operations was $8.2 million for the nine months ended May 31, 2006, compared to net cash provided by operating activities of $72.8 million for the nine months ended May 31, 2005. This change was principally the result of a decrease in net income of $1.0 million, a decrease in depreciation and amortization of $0.6 million, an increase in amortization of debt issuance costs and Notes redemption charges of approximately $6.4 million, and the increase in the change in accounts receivable, inventory and prepaid expenses and other current assets of $83.0 million, $10.0 million and $2.4 million, respectively, from the first nine months of fiscal 2005 compared to the change in those accounts in the first nine months of fiscal 2006. In addition, there were decreases in the change in accrued expenses and other current liabilities and changes in fair value of derivative instruments of $13.5 million and $2.2 million, respectively, offset by increases in changes of accounts payable of approximately $41.3 million, from the first nine months of fiscal 2005 compared to the change in those accounts in the first nine months of fiscal 2006.
     Cash Flows from Investing Activities. Net cash used in investing activities was $13.3 million for the nine months ended May 31, 2006, compared to net cash used in investing activities of approximately $7.0 million for the nine months ended May 31, 2005. This change was primarily the result of a $12.8 million increase in capital expenditures, mainly in connection with our new packaging facility in Brazil, offset by $5.1 million in proceeds from short-term investments that matured in the second quarter of 2006.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $25.8 million for the nine months ended May 31, 2006, compared to net cash provided by financing activities of approximately $1.3 million for the nine months ended May 31, 2005. This change was principally due to $74.9 million in proceeds, net of underwriters’ commissions and offering expenses paid, from our initial public offering in the second quarter of 2006, together with approximately $52.8 million in net revolving line of credit repayments and approximately $65.1 million in preferred stock repurchase during the first nine months of fiscal 2005, offset by approximately $169.0 million in net activity between the issuance and redemption of Notes during the nine months ended Mays 31, 2005 and 2006, respectively.
Contractual Obligations
     Our contractual obligations as of May 31, 2006 are set forth below:
Payments Due by Period

	Less Than			After 5
	1 Year	1-3 Years	4-5 Years	Years	Total
	(In millions)
Total debt	$—	$—	$—	$81.3	$81.3
Interest expense cash obligations in connection with long-term debt (1)	8.5	25.5	15.6	—	49.6
Operating leases	2.0	4.1	1.2	—	7.3

Total contractual cash obligations	$10.5	$29.6	$16.8	$81.3	$138.2

(1)	Interest expense cash obligations are estimated based on the current interest rates in effect for our long-term debt as of May 31, 2006.

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
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. We adopted the provisions of SFAS 151 effective September 1, 2005. The adoption of SFAS 151 did not have a significant impact on our financial position and results of operations.
     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 will be effective for us beginning on August 31, 2006. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.
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
Interest Rate Risk
     We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our senior secured credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.25 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.
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

Date: July 10, 2006

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