Form 10-K
period 2006-08-25
SMART Modular Technologies (WWH), Inc.
filed 2006-10-27
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 25, 2006

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

(510) 623-1231
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary Shares, $0.00016667 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K-A.  ☑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at February 24, 2006, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $161,037,263. The number of shares of the registrant’s ordinary shares, $0.00016667 par value, outstanding on October 17, 2006, was 58,695,703.

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders to be held on or about January 16, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”).

SMART MODULAR TECHNOLOGIES (WWH), INC.

SPECIAL FINANCIAL REPORT
FOR THE FISCAL YEAR ENDED AUGUST 25, 2006

This Annual Report is for the fiscal year ended August 25, 2006. For ease of presentation, we have indicated our fiscal year on our financial statements as ending on August 31. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this report, “SMART,” the “Company,” “we,” “us” or “our” refer to SMART Modular Technologies (WWH), Inc. and its subsidiaries, except where the context makes clear that the reference is only to SMART Modular Technologies (WWH), Inc. itself and is not inclusive of its subsidiaries.

i

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report may turn out to be incorrect, possibly to a material degree, due to a loss of, or a reduction in sales to, any of our key customers, our dependence on certain components in our products which we obtain from a limited number of suppliers, the impact of any acquisitions we may make, changes in political, social and economic conditions and local regulations, particularly outside of the United States, and our ability to satisfy our debt service obligations, among many others. Such statements can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems to original equipment manufacturers, or OEMs. Our subsystem products include memory modules, embedded computing and thin film transistor liquid crystal display, or TFT-LCD, products which we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Our success is derived from a customer-focused approach characterized by a commitment to quality, advanced technical expertise, rapid time-to-market, build-to-order flexibility and high quality customer service. Our global footprint enables us to rapidly respond to our customers’ requirements worldwide. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Motorola and Dell.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc., or SMART Modular, and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron in 1999, where it operated as a subsidiary of Solectron. In April 2004, a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands and the business was contributed to us, which we refer to as the Acquisition.

Since the Acquisition, we have repositioned our business by focusing on the delivery of higher value added products and diversifying the end markets we serve.

In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

Our Products and Services

We provide our customers with advanced technological products as well as comprehensive design, manufacturing, testing and logistics services.

Memory Products

DRAM Modules.  We offer a comprehensive lineup of Dynamic Random Access Memory, or DRAM, memory modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out (FP/EDO) and Synchronous DRAM (SDRAM) to double-data-rate (DDR) SDRAM and leading-edge high performance DDR2 SDRAM devices. These modules encompass a broad range of form factors and functions including the older single in-line memory modules (SIMMs,) and more current dual in-line memory modules

(DIMMs), fully-buffered DIMMS (FB DIMMS), small outline dual in-line memory modules (SO-DIMMs), and very low profile (VLP) DIMMs and mini-DIMMs for space-constrained blade server, or 1.75 inch thin computing server, and networking applications. These memory modules come in configurations of up to 244 pins, which is the number of pins that plug into a motherboard, and densities of up to 8GB. We also accommodate custom module designs based on specific OEM requirements. Our advanced DDR and DDR2 memory modules are designed to operate with high performance devices available through the extensive use of electrical and thermal simulation and modeling. Our DDR DIMMs and DDR 2 DIMMs are tested at speed on high-end functional testers utilizing comprehensive test suites, enabling these modules to meet the stringent quality requirements of enterprise class systems.

Flash Memory Cards and Modules.  We design and manufacture flash memory products in a variety of form factors and capacities. Our wide range of flash memory products come in CompactFlash, PC Card, Key Drives, Embedded USB (EUSB), SATA Drives (Serial ATA), Mini IDE Drives, and module form factors that utilize ATA, Linear, IDE, and USB technologies for data and code storage applications. We also build a wide variety of custom flash products like Powered USB Hubs and Embedded Firewire Solid State Drives. We offer a comprehensive line of SIMMs, DIMMs and SO DIMMs based on multiple flash memory technologies, including 72 Pin DRAM-like SIMMs, 80 Pin synchronous SIMMs, 80 Pin asynchronous SIMMs and 168 Pin synchronous and asynchronous DIMMs. Our flash modules are predominantly used in telecom equipment, printers, embedded controller applications, servers, switches and routers. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers.

SRAM.  We provide SRAM based SIMMs, DIMMs and SO-DIMMs for industrial and other applications. Our SRAM modules are used in communication systems, point of sale terminals, electronic verification equipment, industrial instrumentation, medical instruments, disk drives, servers, graphics, and workstations. We manufacture and market SRAM modules in a variety of form factors and capacities.

eFlashTools and FlashTools.  We have engineered our software development tools, eFlashTools and FlashTools, to offer a user-friendly environment in which to update or program linear flash cards in the field or in-house. With a focus on ease of use, these programs allow users to upgrade their cards from a local desktop with a program sent from the manufacturer (FlashTools) or downloaded (eFlashTools) from a web site. These tools offer significant time savings over legacy support techniques. Our current implementations of these software solutions provide our OEM customers with freedom and flexibility, while not impairing the protection of our customers’ intellectual property. Users can license FlashTools and receive data for programming directly from the OEM. This flexible solution allows the OEM to control its intellectual property. In other cases, users can license eFlashTools from our e-commerce enabled web site.

Embedded Computing Products

We offer complex, diversified, and high quality products designed for embedded computing and communication applications to OEMs. We produce products that are designed for 24/7 operation and long life systems. Our embedded products are RoHS compliant and may be supported for extended production lifetimes. To develop these products, we rely on a small number of highly skilled employees and third parties located worldwide to which we outsource a portion of our product development efforts. We leverage our vertical integration, worldwide manufacturing, and logistical footprint to provide customers with a cost effective solution to their embedded computing needs.

We have developed three distinct product families that leverage common technology building blocks. These are the XceedPC family, a product line of embedded, long life systems that are PC compatible and use either Linux or Microsoft Windows XP operating systems; the XceedNP family, a product line of network security appliance platforms capable of hosting advanced security applications and targeted at the small-to-medium business (SMB), small-to-medium enterprise (SME), and remote office/branch office (ROBO) markets; and the XceedEC family, consisting of traditional embedded CPU blades and mezzanine cards in VME, cPCI, and ATCA form factors.

TFT-LCD Display Products

We develop leading edge display subsystems using TFT LCD’s, touch panels, and controller products targeted at gaming systems, kiosk, ATM, point-of-service, and industrial control systems. We develop and manufacture display interface boards implementing VGA, DVI, and TV interfaces. Our display products are configured standalone and integrated with TFT-LCD panels and touch screens sourced from leading manufacturers to produce display subsystems optimized for a customer’s specific needs.

We support display products from two locations, the United States and Asia, allowing us to quickly and cost-effectively deliver TFT-LCD touch screen solutions to customers worldwide. In addition to providing engineering and manufacturing expertise, we also provide an extensive logistical and global supply organization to support this product line.

Product-Related Logistics and Services

Our logistics and services offerings are tailored to meet the specific needs of our customers. As a complement to our product sales, we offer some of our customers procurement, inventory management, repair, test, warranty, retail and bulk packaging and drop shipping services. Our global footprint allows us to provide these services to our customers in any region of the world. For example, we supply upgrade memory modules to over 600 end users worldwide for one of our OEM customers. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across all of our manufacturing and logistics hubs worldwide to help our customers minimize inventory levels while maintaining reliable delivery. For example, we manage the supply chain of all of the memory semiconductors and modules around the world for a leading networking OEM. In 2006, 2005 and 2004, our logistics and service offerings accounted for approximately 6.2%, 6.4% and 2.0% of net sales, respectively. We currently do not expect that such revenues will materially increase beyond 2006 levels as a percent of our net sales in the near term.

Design, Manufacturing and Test

Design

By working closely with our customers, we are able to deliver technically advanced products designed to meet their specific needs. We have design centers in Fremont (California), Gunpo (South Korea), Irvine (California) and Tewksbury (Massachusetts). Our engineers focus on applications development, component selection, schematic design, layout, firmware and software driver development. The layouts for memory modules are complex due to their high component and trace densities. These complexities increase as the speed of memory semiconductors increases. Our advanced engineering and design capabilities allow us to address our customers’ increasingly complex needs. We work closely with our customers and suppliers to design competitive solutions to satisfy our customers’ memory requirements and shorten their time-to-market.

Manufacturing

We believe that the efficiency of our manufacturing operations has benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. We offer localized, cost-efficient ISO 9001 certified manufacturing services from consignment to turnkey manufacturing, all backed by test services using advanced testing equipment. Our manufacturing facilities are located in Fremont (California), Penang (Malaysia), Sao Paulo (Brazil), Santo Domingo (Dominican Republic) and Aguada (Puerto Rico). In addition, we maintain third party manufacturing arrangements in China and India. Over 18 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of a new product, a key to helping our customers’ achieve rapid time-to-market for their new product introductions. Our manufacturing processes rely on a high level of automation and involve the use of a substantial base of fine pitch surface mount equipment. Our surface mount manufacturing lines for memory modules have been optimized to support the placement and configuration of a high number of semiconductors on each board, in contrast to surface mount equipment used in less specialized electronics manufacturing which typically involves a fewer number of semiconductors and a greater number of passive components on each printed circuit board. As a result of our design efficiencies, high level of automation and general manufacturing expertise, we believe that we are able to achieve high manufacturing yields and reduced direct labor costs and offer our customers quick turnaround of both small and large projects.

Test

Product testing is an important aspect of our manufacturing operations. We test our products for full functionality. We have a track record of achieving stringent quality targets across a broad spectrum of system applications. We believe that we have established substantial technical expertise in the testing of products for high-end applications. We have a group of experienced test engineers that have developed proprietary testing routines and parameters which, combined with our advanced test equipment, enable us to diagnose problems in system design or components, characterize the performance of new products and provide high quality products in volume.

Suppliers

To address the needs of our OEM customers, we have developed and maintain relationships with leading semiconductor suppliers located in Germany, Japan, South Korea, Taiwan and the United States. Our semiconductor suppliers include many of the world’s largest semiconductor memory suppliers, such as Samsung, Qimonda (a semiconductor company spun-off from Infineon in the Spring of 2006) and Micron. We frequently work jointly with these vendors in bidding for customers’ design-in opportunities. We work closely with our primary suppliers to better ensure that materials are available and delivered on time at competitive prices. Our long-standing relationships with leading semiconductor suppliers put us in a better position to procure sufficient quantities of materials during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to cost-effectively move materials from one site to another and often employ what might otherwise be excess inventory among other products and OEM customers.

We are dependent on a small number of suppliers for the materials we use in manufacturing our products. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we were unable to procure certain of these materials, we might need to reduce manufacturing operations. We purchase almost all of our materials on a purchase order basis and generally do not have long-term contracts with any suppliers.

Customers

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. Overall, we served more than 350 customers in 2006. For 2006, 2005 and 2004, our ten largest OEM customers accounted for 78%, 79% and 86% of net sales, respectively. In 2006, 2005 and 2004, Hewlett-Packard accounted for 45%, 46% and 65% of our net sales, respectively. For 2006, 2005 and 2004, Cisco Systems accounted for 14%, 18% and 11% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our net sales. We have long-standing relationships with Hewlett-Packard and Cisco Systems. These relationships, which span over 10 years, are multi-dimensional. These relationships exist within individual business units and engineering organizations, rather than only within global supply management, at these customers.

Sales, Support and Marketing

We primarily sell our products directly to major OEMs. Our sales organization also utilizes a network of independent sales representatives located throughout North America, Europe and Asia. Our direct sales and marketing efforts are conducted in an integrated process incorporating these independent sales representatives, together with our own customer service representatives and our senior executives. Larger OEM customers are supported by dedicated sales and support teams. Our advanced memory solutions group provides on-site field application engineering support to our customers. Our field application engineers work closely with our OEM customers early in the process of designing our products into the OEMs’ systems. We have sales offices in North America, Latin America, Europe and Asia. At the end of fiscal year 2006, we had 98 sales and marketing personnel worldwide.

In addition, through our channel sales organization, we sell to value added resellers, or VARs, value added dealers, or VADs, distributors and smaller OEMs. Channel sales utilize a limited number of independent sales representatives. We also utilize an on-line memory configuration application which allows quick and easy access to detailed memory upgrade information, helping meet the special needs of system builders, solution integrators, VARs and end-users.

We provide our customers with comprehensive service and technical support. In order to be closer to our customers, we have customer service personnel on both the east and west coasts in North America, as well as in Latin America, Europe and Asia. Our customer service staff works closely with our customers and our sales teams. Technical support to our customers is provided by our advanced memory solutions and engineering development teams. We have developed a number of on-line tools, some customized for single customers, to assist our customers.

Our marketing activities include active membership in industry organizations such as JEDEC, PCMCIA, USB Implementers Forum, SD Card Association and CompactFlash Association, or CFA. Technology companies with which we work include AMD, Broadcom, Intel and Staktek. We advertise in technical journals, publish articles in leading industry periodicals and utilize direct mail solicitation. We also participate in many industry trade shows worldwide.

Research and Development

We believe that the timely development of new products is essential to maintaining our competitive position. Our research and development activities are focused primarily on new high-speed memory modules and cards, TFT-LCD analog to digital controller boards and open frame display solutions, products for embedded computing platforms, ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software. We plan to continue to devote research and development efforts to the design of new products which address the requirements of OEMs.

Our engineering staff continually explores practical applications of new technologies, works closely with our OEM customers and provides services throughout the product life cycle, including architecture definition, component selection, schematic design, layout, manufacturing and test engineering. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our OEM customers’ requirements and satisfy them by utilizing our industry knowledge, proprietary technologies and technical expertise.

Our research and development expenses totaled $15.5 million, $9.7 million and $13.5 million in 2006, 2005 and 2004, respectively. We expect our research and development expenses to increase in 2007, principally as a result of increased spending on our embedded computing and TFT-LCD display products.

Intellectual Property

We attempt to protect our intellectual property rights through a variety of measures, including nondisclosure agreements, trade secrets and to a lesser extent, patents and trademarks. There can be no assurance, however, that such measures will provide adequate protection for our trade secrets or other proprietary information, that disputes with respect to the ownership of our intellectual property rights will not arise, that our trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that we can otherwise meaningfully protect our intellectual property rights.

We have four issued patents which expire between October 2014 and March 2022 and twelve patent applications pending in the United States. We expect to file new patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the know-how, technological skills and innovation of our personnel rather than on patent protection.

The markets in which we compete are characterized by frequent claims alleging infringement of patents, trademarks, copyrights or other intellectual property rights of others. We have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurance that these or other companies will not in the future pursue claims against us with respect to the alleged infringement. In addition, litigation may be necessary to protect our intellectual property rights, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

Backlog

Sales of our products are generally made pursuant to purchase orders. We include in backlog only those customer orders for which we have accepted purchase orders and to which we expect to ship within the next twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with only limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future net sales.

Competition

We conduct business in industries characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. Certain of our competitors have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases.

In the memory module industry, we compete against semiconductor suppliers that maintain captive memory module and card production capabilities, including Qimonda, Micron, Samsung and SanDisk. Our primary independent memory module and card competitors include Kingston, M-Systems, SimpleTech and Viking InterWorks, a Sanmina-SCI company. In the embedded computing market we compete against Artesyn, Kontron and Radisys, and in the TFT-LCD market, we compete against Kortek and Tobis.

We face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, certain of our competitors, such as Samsung, Qimonda and Micron, are our significant suppliers. These suppliers have the ability to manufacture competitive products at lower costs than we do as a result of their higher levels of integration and therefore have the ability to sell competitive products at lower prices than our products. We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets. In the PC market in Asia, we also compete with local competitors such as A-Data and Ramaxel. These companies may have similar or alternative products that are less costly or provide additional features.

To remain competitive, we must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins.

Employees

At the end of fiscal year 2006, we employed 1,317 regular, full time employees of which 977 were in manufacturing (including test, quality assurance and materials work), 100 were in research and development, 98 were in sales and marketing and 142 were in finance, IT and administration. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.

Environmental Matters

Our operations and properties are subject to a variety of United States and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, fines and penalties, investments to upgrade our facilities, or curtailment of operations. We believe, based on current information, that any costs we may incur relating to environmental matters in the foreseeable future will not adversely affect us. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional material environmental liabilities which could have a material adverse effect on our business, financial condition, and results of operations.

Available Information

We maintain a website at www.smartm.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. To access the SEC’s website, go to www.sec.gov.

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

Our historical operating results have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future operating results. Any future downturns in these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the OEM customer has accumulated excess inventories of products purchased from us. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products. As a result, our results of operations for the fourth quarter and year ended August 31, 2006 may not be indicative of our future results.

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

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. For 2006, 2005 and 2004, our ten largest OEM customers accounted for 78%, 79% and 86% of net sales, respectively. In 2006, 2005 and 2004, Hewlett-Packard accounted for 45%, 46% and 65% of our net sales, respectively. For 2006, 2005 and 2004, Cisco Systems accounted for 14%, 18% and 11% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our net sales.

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

Our historical financial information has been derived in part from our predecessor company financial statements and, as a result, may not reflect what our financial information would have been had we been a stand-alone entity during such periods.

In April 2004, our business was acquired from Solectron by a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners. Our financial statements have been derived in part from the consolidated financial statements of Solectron. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during all periods presented.

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

We are dependent upon certain sole or limited source suppliers for critical components in our products. Our suppliers include Qimonda, Intel, Oki Semiconductor and Samsung. The markets in which we operate have experienced, and may experience in the future, shortages in semiconductors. In the past and currently, this situation has caused some vendors to place their customers, including us, on component allocation. Our suppliers are not required to supply us with any minimum quantities and there can be no assurance that we will receive adequate quantities of components on a timely basis in the future. As a result, we may not be able to obtain the components that we need to fill customer orders. The inability to fill these orders could cause delays, disruptions or reductions in product shipments or require product redesigns which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, financial condition and results of operations.

The flash memory market is constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick, on xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

Our growth initiatives require significant capital investment. For example, we recently completed our new 49,000 square foot manufacturing facility in Sao Paulo, Brazil for total cost of approximately $14 million. While operations and production have commenced at this facility, there can be no assurances that we will realize a positive return on this, or other such investments.

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

As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in September 2004, we acquired Estecom, a producer of TFT-LCD display products, and in August 2005 we acquired ConXtra, Inc., a product design and design manufacturing services provider. Any such future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:

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

We compete against semiconductor manufacturers that maintain captive memory module and card production capabilities, including Qimonda, Micron, Samsung and SanDisk. Our primary competitors in the memory module and card industry include Kingston, M-Systems, SimpleTech and Viking InterWorks, a Sanmina-SCI company. Our primary competitors in the embedded computing market are Artesyn, Kontron and Radisys and in the TFT-LCD market we compete against Kortek and Tobis.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In the personal computer, or PC, market in Asia, we expect to face increasing competition from local competitors such as A-Data and Ramaxel. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, some of our significant suppliers, including Samsung, Qimonda and Micron, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Historically, OEMs designed and manufactured subsystems, such as memory modules, in-house. In recent years, many OEMs have begun outsourcing the design and manufacturing of these subsystems. Our business is dependent upon our OEM customers continuing to outsource the design and manufacturing of these subsystems. Our OEM customers have the requisite capabilities and capital resources to bring the design and manufacturing of these value added subsystems in-house once again, which would cause our business to suffer.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our chief executive officer and president, and Jack A. Pacheco, our chief financial officer and senior vice president. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

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

We have and will continue to face increased legal, accounting, administrative and other costs as a result of becoming a reporting company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial reporting compliance costs and to make legal, accounting and administrative activities more time consuming and costly. For example, we added an additional independent director, created additional committees of our board of directors and adopted policies regarding internal controls and disclosure controls and procedures. We have also incurred substantially higher costs to obtain directors and officers’ insurance. In addition, as we gain experience with the costs associated with being a reporting company, we may identify and incur additional overhead costs.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ending August 31, 2007, under Section 404 of the Sarbanes — Oxley Act of 2002, we will be required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

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

Sales outside of the United States, Puerto Rico and Canada accounted for approximately 35%, 31%, and 30% of net sales in 2006, 2005 and 2004, respectively. We anticipate that international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Brazil, the Dominican Republic, Malaysia and South Korea. We also have an arrangement with third parties in India and China for the manufacturing of memory modules under the SMART brand. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

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

A significant portion of our design and manufacturing operations are carried out outside of the United States through our foreign subsidiaries and at our foreign facilities, especially in Malaysia and increasingly in Brazil. Further, international sales have accounted for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. Further, given our executive officers’ existing managerial burdens, their lack of physical proximity to the activities being managed and the inherent limitations of cross-border information flow, our executive officers who reside in the United States may be unable to effectively oversee the day-to-day management of our foreign subsidiaries and operations. The inability of or failure by our domestic and international management to effectively and efficiently manage our overseas operations could have a negative impact on our business and adversely affect our operating results.

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

Also as a result of terrorism and/or threat from weapons of mass destruction, the United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world, such as the Middle East or North Korea, could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us.

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

Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international sales or operations may contribute to fluctuations in our results of operations. In addition, as a result of our foreign sales and operations, we have revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the U.S. dollar could result in significant increases in our costs that could have a material adverse effect on our business and results of operations.

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

In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available on reasonable terms, or at all.

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

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission (FTC) and Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, or WARN Act, which requires employers to give affected employees at least 60 days notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, antidiscrimination and termination of employment.

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

Risks Related to our Debt

Our indebtedness could impair our financial condition and harm our ability to operate our business.

We are leveraged and have debt service obligations. At August 31, 2006, our total outstanding debt was $81.3 million. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged could have important consequences including, but not limited to, the following:

•	it may limit our ability to service all of our debt obligations;

•	it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which will reduce the funds available to us for our operations;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions; and

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

Our senior secured floating rate notes due 2012 (the “Notes”) and our borrowings under our senior secured credit facility are subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. At August 31, 2006, we had $81.3 million in aggregate principal amount of our senior secured floating rate notes and may incur up to an additional $35.0 million of indebtedness under our senior secured credit facility. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our floating interest rate borrowings would result in an annual increase in interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year.

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

Risks Related to Our Ordinary Shares

The price of our ordinary shares may be volatile and subject to wide fluctuations.

The market price of the securities of technology companies has been especially volatile. Thus, the market price of our ordinary shares may be subject to wide fluctuations. If our net sales do not increase or increase less than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our ordinary shares could decline. Broad market and industry factors may adversely affect the market price of our ordinary shares, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	a general downturn in the stock market.

The market price of our stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We may experience significant period-to-period quarterly and annual fluctuations in our net sales and operating results, which may result in volatility in our share price.

We may experience significant period-to-period fluctuations in our net sales and operating results in the future due to a number of factors and any such variations may cause our share price to fluctuate. It is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If this occurs, our share price could drop significantly.

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:

•	the timing and volume of orders from our customers;

•	the rate of acceptance of our products by our customers, including the acceptance of design wins;

•	the demand for and life cycles of the products incorporating our products;

•	the rate of adoption of our products in the end markets we target;

•	cancellations or deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers;

•	changes in product mix; and

•	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

We are controlled by our principal investors and, as long as they own a significant percentage of our ordinary shares, our other shareholders will be unable to affect the outcome of shareholder voting.

As of October 17, 2006, Texas Pacific Group, Francisco Partners and Shah Capital Partners collectively held approximately 65.4% of our outstanding ordinary shares. Pursuant to a shareholders’ agreement, Texas Pacific Group, Francisco Partners and Shah Capital Partners have the right to nominate for election a majority of our directors and the parties to the shareholders’ agreement have agreed, subject to certain minimum shareholding thresholds, to vote their ordinary shares to elect the persons so nominated to our board of directors. These rights of our principal investors do not affect the rights of our other shareholders, under our articles of association, to nominate our directors. In addition, each of Texas Pacific Group, Francisco Partners and Shah Capital Partners have agreed not to vote their ordinary shares for any amendment to our memorandum and articles of association unless the other principal investors also approve of such amendment.

The shareholders’ agreement also provides that we may not take certain significant actions without the approval of Texas Pacific Group, Francisco Partners and Shah Capital Partners, acting collectively, so long as they own at least 25% of our outstanding ordinary shares in the aggregate. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for our chief executive officer, president and chief financial officer;

•	appointment or dismissal of any of the chairman of our board of directors, chief executive officer, president, chief financial officer, or any other executive officer in any similar capacity;

•	amendments to the shareholders’ agreement or exercise or waiver of rights under the shareholders’ agreement;

•	any increase or decrease in the number of directors that comprise our board of directors;

•	the declaration of dividends or other distributions or the recapitalization, reclassification, redemption, repurchase or other acquisition of any of our or our subsidiaries’ securities;

•	any incurrence or refinancing of indebtedness in excess of $10 million;

•	approval of our business plan, budget and strategy; and

•	modification of our long-term business strategy, the scope of our business or any of our material customer relationships.

In addition, the shareholders’ agreement provides that so long as Texas Pacific Group, Francisco Partners and Shah Capital Partners own in the aggregate at least 25% of our outstanding ordinary shares, we may not enter into certain related party transactions without the consent of each of Texas Pacific Group, Francisco Partners and Shah Capital Partners.

Such powers could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our shareholders. Our principal investors, acting collectively, also are not prohibited from selling a controlling interest in us to a third party or a participant in our industry. For additional information regarding our relationship with our principal investors, you should read the section entitled “Certain Relationships and Related Party Transactions.”

Our articles of association do not provide for shareholder proposals other than nominations to our board of directors and do not explicitly provide for periodic elections of our directors, each of which could negatively affect the ability of shareholders to exercise control over us.

Other than nominations to our board of directors, our articles of association do not provide for a means by which shareholders can propose resolutions for consideration by the other shareholders, including for example, amendments to our articles of association. Further, our articles of association do not explicitly provide for periodic elections of our directors. Although shareholders may nominate directors in connection with our annual shareholders’ meeting, unless we receive such nominations, each of our directors will continue to serve until his death, disability, retirement, resignation or removal (with or without cause) by the other directors or by the vote of shareholders who hold a majority of our shares in favor of a resolution proposed by our board of directors. These provisions could negatively affect the ability of shareholders to exercise control over us. Notwithstanding the absence of specific provisions for periodic election of directors by shareholders, all of our current directors will stand for election at the 2007 Annual Meeting of Shareholders. However, there is no guarantee that any director elected will stand for re-election at any time in the future or that subsequent vacancies on the Board will not be filled by appointment by other directors.

Our principal investors and the persons whom they nominate to our board of directors may have interests that conflict with our interests and the interests of our other shareholders.

Texas Pacific Group, Francisco Partners and Shah Capital Partners and the persons whom they nominate as directors to our board of directors may have interests that conflict with, or are divergent from, our own and those of our other shareholders. They have invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between our principal investors and us or our other shareholders may arise. Our memorandum and articles of association do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both our principal investors and us will be reserved for or made available to us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and audit committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other shareholders. In addition, our principal investors’ significant concentration of share ownership may adversely affect the trading price of our ordinary shares because investors often perceive disadvantages in owning shares in companies with controlling shareholders.

Future sales of shares could depress our share price.

If our existing shareholders sell substantial amounts of our ordinary shares in the public market, the market price of our ordinary shares could decline. We are a party to a shareholders’ agreement that provides for registration rights with respect to the 39,326,283 of our ordinary shares that are held by certain shareholders, including Texas Pacific Group, Francisco Partners and Shah Capital Partners. Registration of the sale of the ordinary shares held by these principal investors would permit their sale into the market immediately. If our principal investors sell a large number of shares, the market price of our ordinary shares could decline, as these sales may be viewed by the public as an indication of an upcoming or recently occurring shortfall in the financial performance of our company. Moreover, the perception in the public market that these investors might sell our ordinary shares could depress the market price of the ordinary shares. Additionally, we may sell or issue additional shares of ordinary shares in subsequent public offerings or in connection with acquisitions, which will result in additional dilution and may adversely affect market prices for our ordinary shares.

Anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

Our memorandum and articles of association include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions, including, among other things, provisions that restrict the ability of our shareholders to call meetings, make shareholder proposals and provisions that authorize our board of directors, without action by our shareholders, to issue preferred shares and to issue additional ordinary shares. These provisions could deter, delay or prevent a third party from acquiring control of us in a tender offer or similar transactions, even if such transaction would benefit our shareholders.

We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, you may have difficulty protecting your shareholder rights.

We are a company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, the Cayman Islands Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; or

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in a 130,000 square foot facility in Fremont, California. The lease on this facility expires in April 2009, unless our option to extend the lease for a three-year period is exercised. We design, manufacture and sell our products at the following facilities:

	Building Size
Location	(Sq. Feet)	Leased or Owned	Expiration	Capabilities

Fremont, California	130,000	Leased	April 2009	Manufacturing
				Design
				Sales
Irvine, California	5,600	Leased	August 2009	Design
				Sales
Tewksbury, Massachusetts	10,700	Leased	March 2011	Design
				Sales
Aguada, Puerto Rico	51,000	Leased	October 2007	Manufacturing
				Sales
Sao Paulo, Brazil	49,000	Leased	December 2012	Manufacturing
				Sales
Santo Domingo, Dominican Republic	49,000	Leased	March 2008	Manufacturing
Penang, Malaysia	67,000	Owned	N/A	Manufacturing
				Sales
Gunpo, South Korea	8,500	Owned	N/A	Design
				Sales

We also have arrangements with third parties in China and India for the manufacturing of memory modules under the SMART brand. We also lease a number of sales offices throughout the world.

Item 3.	Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

Market For Our Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SMOD”. The following table summarizes the high and low bid quotations for our common stock as reported by the NASDAQ Stock Market, beginning on the day our ordinary shares first traded, February 3, 2006.

	High		Low

Fiscal Year 2006
First quarter	$	N/A	$	N/A
Second quarter		$9.09		$8.00
Third quarter		$9.73		$7.90
Fourth quarter		$9.79		$6.98

As of October 17, 2006, we had approximately 2,200 shareholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. Our senior secured credit facility and senior secured floating rate exchange notes prohibit us from paying cash dividends on our equity securities, except in limited circumstances.

Item 6.	Selected Financial Data

The following table sets forth data for the last five fiscal years and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Items 7 and 15, respectively, of this annual report.

On April 16, 2004, SMART and its wholly owned subsidiaries acquired the business unit known as SMART Modular, from Solectron. Selected financial data for the periods prior to and including April 16, 2004 are referred to as the “Predecessor Business” financial data and are derived from the combined financial statements of SMART Modular. We have derived the statement of operations data for the year ended August 31, 2006, 2005, the period April 17, 2004 to August 31, 2004 and the period from September 1, 2003 to April 16, 2004, and the balance sheet data as of August 31, 2006 and 2005, from our audited financial statements, which have been audited by KPMG LLP and are included elsewhere in this report. We have derived the statement of operations data for the year ended August 31, 2003 and 2002 and the balance sheet data as of August 31, 2004, 2003 and 2002, from our audited financial statements, which have been audited by KPMG LLP and which are not included in this report. Historical results are not necessarily indicative of results to be expected for future periods.

In April 2004, we began reporting all revenue for a service program with our largest customer on a net revenue basis as a result of changes to the terms of our existing services contract with this customer. Prior to this change, most of our other services contracts were already accounted for on a net revenue basis. Reporting services revenue on a net basis has had no impact on our gross profit, operating expenses, net income (loss) or cash flow. We use a 52- to 53-week fiscal year ending on the last Friday in August. For ease of presentation, we have indicated our fiscal year as ending on August 31.

	Successor Business			Predecessor Business
				Period from
	Fiscal Year	Fiscal Year	Period from	September 1,	Fiscal Year	Fiscal Year
	Ended	Ended	April 17 to	2003 to	Ended	Ended
	August 31,	August 31,	August 31,	April 16,	August 31,	August 31,
	2006	2005	2004	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$707,406	$607,299	$233,677	$659,171	$828,381	$626,363
Cost of sales	580,835	505,983	203,720	602,098	751,534	583,581

Gross profit	126,571	101,316	29,957	57,073	76,847	42,782
Operating expenses:
Research and development	15,545	9,697	4,447	9,012	12,512	13,830
Selling, general and administrative	54,917	46,636	18,151	29,454	46,447	51,083
Advisory service agreements’ fees	10,303	2,588	913	—	—	—
Impairment of goodwill	—	—	—	43,302	—	—
Restructuring and impairment costs	—	880	1,300	6,224	8,221	8,332

Total operating expenses	80,765	59,801	24,811	87,992	67,180	73,245

Income (loss) from operations	45,806	41,515	5,146	(30,919)	9,667	(30,463)
Interest income (expense), net	(15,153)	(6,998)	(927)	170	7,685	14,209
Other income (expense), net	2,567	481	451	(148)	(52)	(1,581)

Total other income (expense)	(12,586)	(6,517)	(476)	22	7,633	12,628

	Successor Business			Predecessor Business
				Period from
	Fiscal Year	Fiscal Year	Period from	September 1,	Fiscal Year	Fiscal Year
	Ended	Ended	April 17 to	2003 to	Ended	Ended
	August 31,	August 31,	August 31,	April 16,	August 31,	August 31,
	2006	2005	2004	2004	2003	2002
	(In thousands, except per share data)
Income (loss) before provision (benefit) for income taxes	33,220	34,998	4,670	(30,897)	17,300	(17,835)
Provision (benefit) for income taxes	914	8,802	1,255	2,301	29,320	(9,903)

Net income (loss)	$32,306	$26,196	3,415	$(33,198)	$(12,020)	$(7,932)

Net income per ordinary share, basic	$0.60	$0.54	$0.07

Net income per ordinary share, diluted	$0.55	$0.49	$0.07

Shares used in computing net income per ordinary share, basic	54,265	48,872	48,872

Shares used in computing net income per ordinary share, diluted	59,189	53,531	50,745

	Successor Business			Predecessor Business
	August 31,	August 31,	August 31,	April 16,	August 31,	August 31,
	2006	2005	2004	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$85,620	$75,970	$36,747	$17,887	$44,654	$33,326
Working capital	181,031	132,165	49,681	80,531	360,021	333,137
Total assets	426,456	321,061	288,040	257,056	600,104	567,420
Total long-term debt	81,250	125,000	—	—	—	—
Total shareholder’s equity	146,895	38,883	76,594	88,325	426,578	447,264

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and related notes and other financial information, which appear elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. See the disclosure regarding “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those factors discussed below and elsewhere in this report.

We use a 52- to 53-week fiscal year ending on the last Friday in August. For ease of presentation, we have indicated our fiscal year as ending on August 31. Unless the context indicates otherwise, whenever we refer in this report to a particular year, with respect to ourselves, we mean the fiscal year ending in that particular calendar year.

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

In April 2004, a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, we acquired Estecom, a producer of TFT-LCD display products, and ConXtra, Inc., a product design and design manufacturing services provider. We also completed our new manufacturing facility in São Paulo, Brazil into which we import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.

In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Our customers typically do not separately compensate us for design and engineering work involved in developing custom products for them. We expect our research and development expenses to increase in fiscal 2007, principally as a result of increased spending on engineering efforts related to our embedded computing and TFT-LCD display products.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. We anticipate that our general and administrative expenses will increase as in fiscal 2007, as we incur accounting and legal expenses associated with our ongoing public reporting obligations and compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Impact of Change to a Services Agreement on Net Revenue Reporting

In April 2004, our role in an arrangement with one of our largest customers changed from a supplier of product to a provider of procurement and logistical services. Consequently, we amended our contract with this customer so that if the customer cancels an order or does not reschedule an order within a specified period, the customer is obligated to pay for the order. Accordingly we do not bear the risk associated with carrying obsolete or unsaleable inventory that was purchased by us pursuant to the terms of the contract. Prior to this contract amendment, we bore the risk associated with carrying obsolete or unsaleable inventory that was purchased for this customer. In addition, the warranty provision was amended such that if a warranty claim arises, the customer is only entitled to the same warranty terms as those provided to us by the supplier. Prior to this contract amendment, we provided warranty coverage for products shipped to this customer exclusive of any that would have been provided by the supplier. Prior to these contract changes, revenue from this program was classified as product revenue. As a result of these changes, we began accounting for revenue from this program on a net basis and began classifying revenue under this program as service revenue. Service revenue, which is reported on a net basis, has had no impact on our gross profit, operating expenses, net income (loss) or cash flow. As a result of this change, $347.4 million of gross billings and related cost of sales of $325.5 million have been classified as $21.9 million of net service revenue for the year ended August 31, 2006 for this customer. Gross billings amounting to $386.1 million and related cost of sales of $364.0 million for this customer have been classified as $22.1 million of net service revenue for the year ended August 31, 2005. Gross billings amounting to $138.6 million and related cost of sales of $130.5 million for this customer have been classified as $8.1 million of net service revenue for the period from April 17 to August 31, 2004. For more information, please refer to “— Critical Accounting Policies — Revenue Recognition” as well as Note 1(f) to our audited financial statements which are included elsewhere in this report.

Basis of Presentation

Our business was originally founded in 1988 under SMART Modular, which became a publicly traded company in 1995. SMART Modular was acquired by, and became a subsidiary of, Solectron in 1999. In April 2004, a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands and the business was contributed to us.

The financial statements for periods prior to April 17, 2004 have been prepared from our historical records and reflect the allocation policies adopted by Solectron and us for various costs and activities. Solectron allocated the costs on a “pro-rata” basis, based on the relative value added revenue (revenue less material costs) of each subsidiary to total Solectron value added revenue. We believe that the method used by Solectron to allocate such costs was reasonable and that the costs that SMART Modular would have incurred as a stand-alone entity would not have been materially different, in the aggregate, than the operating costs presented in its financial statements for periods prior to April 17, 2004. However, the financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented.

In the discussion of our financial statements for the year ended August 31, 2004 in this section, we refer to the financial statements for 2004 as “combined” for comparative purposes. These combined financial results for 2004 represent the sum of the financial data for our predecessor business when SMART Modular operated as a subsidiary of Solectron (Predecessor Business) for the period from September 1, 2003 through April 16, 2004 and the financial data for SMART Modular Technologies (WWH), Inc., or SMART (Successor Business), for the period commencing April 17, 2004 through August 31, 2004. These combined financial results are for informational purposes only and do not purport to be a presentation in accordance with accounting principles generally accepted in the United States of America or to represent what our financial position and results of operations would have actually been in such periods had we operated as an independent company for all of the periods presented.

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

Our service revenue consists of procurement and logistics services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement; have general inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.

The following is a summary of our net sales and gross billings:

	Fiscal Year Ended August 31,
			2004
	2006	2005	Combined(2)
	(In thousands)

Product net sales	$663,667	$568,462	$875,140
Service revenue	43,739	38,837	17,708

Net sales	707,406	607,299	892,848
Plus: Related cost of sales(1)	773,786	742,710	484,556

Gross billings to customers	$1,481,192	$1,350,009	$1,377,404

(1)	Represents cost of sales netted against sales accounted for on an agency basis.

(2)	The combined financial results for 2004 represent the sum of the financial data for our Predecessor Business for the period from September 1, 2003 through April 16, 2004 and the financial data for SMART for the period commencing April 17, 2004 through August 31, 2004 for 2004. The combined financial data for 2004 is presented to facilitate comparison with other periods and does not purport to be a presentation in accordance with accounting principles generally accepted in the United States of America.

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

Income Taxes

Successor Business.  We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded or reduced to value tax assets at an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs. U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries expected to be reinvested indefinitely.

Predecessor Business.  Prior to April 16, 2004, SMART Modular was a member of an affiliated group and accordingly, its federal taxable income or loss is included in the consolidated federal income tax return filed by Solectron. SMART Modular is also included in certain state returns of Solectron. For the period from September 1, 2003 to April 16, 2004, SMART Modular calculated its provision on a stand-alone basis.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. Effective September 1, 2005, we adopted SFAS No. 123R, and applied the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R and the impact of adoption are described in Note 1(p) to the condensed consolidated financial statements.

Successor Business.  Prior to the adoption of SFAS No. 123R, we applied the intrinsic-value-based method of accounting for employee stock-based compensation as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations including FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense is recorded only if the deemed fair value of the underlying stock exceeded the exercise price on the date of grant.

Predecessor Business.  Prior to the Acquisition, SMART Modular participated in the stock-based compensation plans of Solectron and accounted for its participation in those stock-based compensation plans using the intrinsic value method prescribed in APB 25.

Results of Operations

The following is a summary of our results of operations for 2006, 2005 and 2004.

	Fiscal Year Ended August 31,
	2006	2005	2004 Combined(1)
	(In millions)

Net sales	$707.4	$607.3	$892.8
Cost of sales	580.8	506.0	805.8

Gross profit	$126.6	$101.3	$87.0
Operating expenses:
Research and development	$15.5	$9.7	$13.4
Selling, general and administrative	54.9	46.6	47.6
Advisory service agreements’ fees	10.3	2.6	0.9
Impairment of goodwill	—	—	43.3
Restructuring and impairment costs	—	0.9	7.5

Total operating expenses(2)	80.8	59.8	112.7

Income (loss) from operations	45.8	41.5	(25.7)
Interest expense, net	(15.2)	(7.0)	(0.8)
Other income, net	2.6	0.5	0.3

Total other expense, net	(12.6)	(6.5)	(0.5)

Income (loss) before provision for income taxes	33.2	35.0	(26.2)
Provision for income tax	0.9	8.8	3.6

Net income (loss)	$32.3	$26.2	$(29.8)

(1)	The combined financial results for 2004 represent the sum of the financial data for our Predecessor Business for the period from September 1, 2003 through April 16, 2004 and the financial data for SMART for the period commencing April 17, 2004 through August 31, 2004. The combined financial data for 2004 is presented to facilitate comparison with other periods and does not purport to be a presentation in accordance with accounting principles generally accepted in the United States of America.

(2)	Summations may not compute precisely due to rounding.

Fiscal Year Ended August 31, 2006 Compared to Fiscal Year Ended August 31, 2005

Net Sales.  Net sales for 2006 were $707.4 million, or a 16% increase from $607.3 million for 2005. The $100.1 million increase was primarily due to an overall growth in net sales to our OEM customers, including a $36.5 million increase in net sales to one of our largest customers. This increase in net sales was primarily driven by an increase in unit sales volume. In 2004, 2005 and 2006, our logistics and service offerings accounted for approximately 2.0%, 6.4% and 6.2% of net sales, respectively. We do not expect that such revenues will materially increase in 2007 or subsequent periods.

Cost of Sales.  Cost of sales for 2006 was $580.8 million, or a 15% increase from $506.0 million for 2005. Cost of sales as a percent of net sales decreased to 82% for 2006, from 83% for 2005. The $74.8 million increase in cost of sales was principally due to increases in cost of sales to our OEM customers, $32.2 million of which was attributable to one of our largest customers. Included in cost of sales in 2006 is approximately $1.6 million related to products shipped under a customer arrangement with no corresponding revenue, as the fee was not fixed or determinable, or collectibility reasonably assured, at the time of sale.

Gross Profit.  Gross profit for 2006 was $126.6 million, or a 25% increase from $101.3 million for 2005. Gross margin increased from 17% for 2005 to 18% for 2006. The increase in both gross profit and gross margin was primarily due to the higher net sales to OEM customers, which resulted in a $28.2 million gross profit increase, $15.8 million of which was attributable to sales to one of our largest customers.

Research and Development Expenses.  Research and development, or R&D expenses for 2006 were $15.5 million, or a 60% increase from $9.7 million for 2005. This increase was primarily due to headcount and annual pay raise increases of approximately $1.9 million, approximately $0.6 million in stock-based compensation expense incurred during 2006 in connection with our adoption of SFAS No. 123R and approximately $1.4 million in R&D cost reimbursement during 2005, related to a manufacturing service agreement which ended in late 2005. The remaining $1.9 million of the increase was primarily attributable to increases in other R&D initiatives.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A expenses for 2006 were $54.9 million, or an 18% increase from $46.6 million for 2005. This change was mainly the result of a net increase in SG&A headcount and annual payroll expense of approximately $3.2 million, approximately $1.0 million increase in stock-based compensation expense incurred during 2006 in connection with our adoption of SFAS No. 123R, as well as approximately $1.0 million in SG&A cost reimbursement during 2005, related to a manufacturing service agreement which ended in late 2005, together with approximately $1.5 million in lower bad debt expense during 2005.

Advisory Service Agreements’ Fees.  Fees from the advisory service agreements for 2006 were $10.3 million, compared to $2.6 million for 2005. During 2006, fees from advisory service agreements included a $9.0 million charge to terminate our obligation to pay annual fees under these agreements, as well as approximately $1.3 million in advisory service fees incurred for the period from September 1, 2005 through February 8, 2006.

Restructuring and Impairment Costs.  No restructuring or impairment costs were incurred in 2006. Restructuring and impairment costs for 2005 consisted of $0.4 million for the impairment and other exit costs and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of our communication products.

Interest Expense, Net.  Net interest expense for 2006 was $15.2 million, compared to $7.0 million for 2005. This increase was principally due to interest expense of approximately $17.3 million incurred in 2006 in connection with the Notes issued in March 2005, versus approximately $8.0 million in interest expense incurred in 2005 on the Notes and our revolving line of credit balances outstanding, together with $5.9 million of interest charges that we incurred during 2006, in connection with the redemption of $43.8 million aggregate principal amount of the Notes, offset primarily by higher levels of interest income during 2006. Interest expense also reflects the effect of interest rate swaps (“Swaps”) used to hedge the variable interest rate exposure on the Notes.

Other Income, Net.  Net other income for 2006 increased to $2.6 million, from $0.5 million in 2005. In June 2006, based upon further review of our hedge accounting practices, we concluded that we needed to change the accounting for the Swaps previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recorded approximately $1.4 million of other income that was previously recorded in other comprehensive income. We recorded the adjustment in the third quarter of fiscal 2006, as the amounts were not material to income in fiscal 2006. In the third quarter of fiscal 2006, we also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during the quarter. We implemented hedge accounting under the “long haul” method for cash flow hedges for our Swaps in the fourth quarter of fiscal 2006, which results in changes in fair value of the Swaps, excluding the ineffective portion of the hedge, to be recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge are reflected in other income or expense.

Provision for Income Taxes.  The effective tax rates for 2006 and 2005 were approximately 3% and 25%, respectively. We reduced of our deferred tax assets’ valuation allowance by approximately $10.3 million in the fourth quarter of fiscal 2006. Since the valuation allowance was originally established in connection with the Acquisition, the benefit of the reduction was recorded first to reduce to zero the remaining balance of the acquired intangible assets, with the remaining amount of approximately $3.8 million, recorded as an income tax benefit during the fourth quarter of fiscal 2006.

Excluding the impact of the $3.8 million reduction in the tax provision for release of the valuation allowance, the effective tax rate for fiscal 2006 would have been approximately 14%, down from approximately 25% for fiscal 2005. This decline was principally due to a higher portion of our profits being generated in lower tax rate jurisdictions during 2006, when compared to 2005, together with the approval of our lower tax rate in Puerto Rico during the first quarter of fiscal 2006.

Fiscal Year Ended August 31, 2005 Compared to Fiscal Year Ended August 31, 2004

Net Sales.  Net sales for 2005 were $607.3 million, or a 32% decrease from $892.8 million for 2004. This decrease was primarily due to the fact that 2005 includes certain service revenue from a program with one of our largest customers on a net basis while the period from September 1, 2003 through April 16, 2004 reflected the recording of certain revenue for this program on a gross basis. Had revenue for this customer been recorded on a net basis for the period from September 1, 2003 through April 16, 2004, net sales for the year ended August 31, 2004 would have been reduced by $196.7 million. Of the remaining decline in net sales of approximately $88.8 million, approximately $40.9 million was due to the discontinuation of sales of our communication products in the first quarter of 2005 and approximately $47.9 million was due primarily to the overall decline in sales volume of our products used in desktop PC applications. In 2003, 2004 and 2005, our logistics and service offerings accounted for approximately 0.6%, 2.0% and 6.4% of net sales, respectively. We do not expect that such revenues will materially increase in 2006 or subsequent periods.

Cost of Sales.  Cost of sales for 2005 was $506.0 million, or a 37% decrease from $805.8 million for 2004. Cost of sales as a percent of net sales decreased to 83% in 2005 from 90% in 2004. The decrease in cost of sales was primarily due to the previously described change to net revenue reporting for a certain program for one of our customers. Had revenue for this customer been recorded on a net basis for the period from September 1, 2003 through April 16, 2004, cost of sales for the year ended August 31, 2004 would have been reduced by $196.7 million. Of the remaining $103.1 million decline in cost of sales, approximately $39.9 million was due to the discontinuation of our communication products in the first quarter of 2005 and $63.2 million was principally driven by the overall decline in sales volume for our products used in desktop PC applications and the decrease in our facility, equipment and labor costs as a result of our restructuring initiatives.

Gross Profit.  Gross profit for 2005 was $101.3 million, or a 16% increase from $87.0 million for 2004. Gross margin increased by 7% to 17% for 2005 from 10% for 2004. The increase in gross profit was principally due to a decrease in our facility, equipment and labor costs as a result of our restructuring initiatives. Approximately 3% of the increase in gross margin was due to our previously described change to net revenue reporting for one of our customers. The remaining approximately 4% increase in gross margin was mainly due to a decrease in our facility, equipment and labor costs as a result of our restructuring initiatives.

Research and Development Expenses.  R&D expenses for 2005 were $9.7 million, or a 28% decrease from $13.4 million for 2004. This decrease was primarily due to reduced research and development efforts due to the discontinuation of our communication products.

Selling, General and Administrative Expenses.  SG&A expenses, including management advisory service fees, for 2005 were $49.2 million, substantially unchanged from $48.5 million for 2004. The overall increase was principally due to an increase of approximately $1.5 million in amortization expense in connection with the intangible assets that arose from the acquisition of SMART Modular by SMART on April 16, 2004, as well as an increase of approximately $1.7 million in management fees paid to Texas Pacific Group, Francisco Partners and Shah Capital Partners in connection with managing the Successor Business. These increases were offset by an increase of approximately $0.6 million in SG&A cost reimbursement activity during 2005, in connection with a manufacturing service agreement we entered in late 2004, as well as lower bad debt expense during 2005.

Restructuring and Impairment Costs.  Restructuring and impairment costs for 2005 were approximately $0.9 million, an 88% decrease from $7.5 million for 2004. The restructuring and impairment costs for 2005 consisted of $0.4 million in exit and equipment impairment costs, and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of our communication products. During 2004, we recorded restructuring and impairment costs of $7.5 million, comprised primarily of $5.7 million for the impairment of equipment and $1.8 million for severance and exit costs.

Impairment of Goodwill.  We did not incur any goodwill impairment during 2005. During 2004, the Predecessor Business wrote off goodwill totaling approximately $43.3 million in connection with the anticipated sale of SMART Modular by Solectron.

Interest Income (Expense), Net.  Net interest expense for 2005 was $7.0 million, compared to approximately $0.8 million of net interest expense for 2004. This increase in interest expense was principally due to approximately $4.8 million in interest expense related to our Notes in 2005, together with approximately $1.2 million in interest expense incurred in connection with the write off of deferred debt issuance and other costs related to our old credit facility, as well as approximately $1.1 million in interest expense incurred in connection with our credit line borrowings under our prior credit facility during the period from September 1, 2004 through March 28, 2005.

Other (Expense) Income, Net.  Net other income for 2005 was $0.5 million compared to net other income of $0.3 million for 2004.

Provision for Income Taxes.  Provision for income taxes for 2005 was $8.8 million, compared to $3.6 million for 2004. This increase was primarily caused by taxable income generated during 2005, compared to an overall net loss for 2004. The effective tax rate for 2005 was approximately 25%. Due to the impairment of goodwill of approximately $43.3 million and a restructuring charge of approximately $7.5 million, there was a provision of $3.6 million recorded on a pre-tax loss of $26.2 million for 2004.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, research and development expenditures, potential acquisitions, and working capital requirements.

Debt Service

As of August 31, 2006, (1) we had total long-term indebtedness of $81.3 million under the Notes; and (2) our senior secured credit facility was undrawn, with approximately $35.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Credit Facility.  Our senior secured credit facility provides us with up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by us. Borrowings under this credit facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by the agent) or (2) the applicable reserve adjusted London Interbank Offered Rate, or LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0.0% to 0.5% whereas the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the credit facility. Our credit facility also requires us to maintain a fixed charge coverage ratio of at least 1.2 to 1.0 as of the end of each fiscal quarter during any time when an event of default exists or the daily average amount of unrestricted cash subject to the control of our lender and excess availability is less than $10.0 million for more than 30 consecutive days. Our credit facility is available for general corporate purposes until March 28, 2009, unless earlier terminated.

Senior Secured Floating Rate Exchange Notes Due April 2012.  Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We are in compliance with all such covenants at August 31, 2006.

On March 10, 2006, we used approximately $49.0 million of our proceeds from the initial public offering to redeem $43.8 million of our notes outstanding at such time. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively, and we incurred total charges of approximately $5.9 million in this transaction due to the above redemption premium of $4.4 million, as well as a write off of approximately $1.5 million of unamortized debt issuance costs related to the debt redeemed.

Capital Expenditures

Future capital expenditures focus on test and manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades, and continued spending on research and development. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the senior secured credit facility will be adequate to implement our current plans.

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

From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include additional share issuance or debt financing and the application of the proceeds therefrom to repay bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional funding will be available to us on acceptable terms.

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from Modular, L.L.C and our initial public offering. As of August 31, 2006, our cash and cash equivalents were approximately $85.6 million.

Cash Flows from Operating Activities.  Net cash provided by operations was $0.5 million in 2006, compared to net cash provided by operating activities of $55.6 million in 2005. This change was principally the result of an increase in net income of $6.1 million, offset by an increase in the change in accounts receivable and prepaid expenses and other current assets of $101.8 million and $4.2 million, respectively, in fiscal 2006 compared to the change in those accounts in fiscal 2005. In addition, there were decreases in the change in accrued expenses and other current liabilities of $10.8 million, offset by increases in changes of accounts payable of approximately $56.6 million, in fiscal 2005 compared to the change in those accounts in fiscal 2006.

Net cash provided by operations was $55.6 million in 2005, compared to net cash used in operations of $0.5 million in 2004. This change was principally the result of increases in net income of $56.0 million, coupled with decreases in accounts receivable of $61.5 million offset by increases in inventory of $22.7 million and an impairment of property, equipment and goodwill charge of $49.0 million incurred in 2004.

Cash Flows from Investing Activities.  Net cash used in investing activities was $15.9 million in 2006, compared to net cash used in investing activities of approximately $12.9 million in 2005. This change was primarily the result of a $14.3 million increase in capital expenditures, mainly in connection with our new manufacturing facility in Brazil, offset by $10.1 million positive cash flow difference in short-term investments activity between fiscal 2005 and fiscal 2006.

Net cash used in investing activities was $12.9 million in 2005, compared to net cash used in investing activities of $103.3 million for in 2004. This change was primarily the result of the acquisition of the Predecessor Business in April 2004 for $104.1 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $25.1 million in 2006, compared to net cash used by financing activities of approximately $3.7 million in 2005. This change was principally due to $74.2 million in proceeds, net of underwriters’ discounts and offering expenses, from our initial public offering in the second quarter of 2006, together with approximately $53.1 million in net revolving line of credit repayments and approximately $65.1 million in preferred shares repurchases during fiscal 2005, offset by net activity between the issuance ($120.1 million) and redemption ($48.1 million) of Notes during fiscal 2005 and 2006, respectively.

Net cash used in financing activities was $3.7 million in 2005, compared to net cash provided by financing activities of approximately $96.0 million in 2004. This change was principally due to the net revolving line of credit activity of $105.6 million and the sale and repurchase of series A redeemable preferred shares of $130.3 million in fiscal 2004 and 2005, and the sale of ordinary shares of $8.1 million in 2004, offset by the issuance of long-term debt, net of issuance costs, of $120.1 million in 2005 and $31.2 million in dividends paid on our subsequently repurchased preferred shares.

Contractual Obligations

Our contractual obligations as of August 31, 2006 are set forth below:

Payments Due by Period

				After
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In millions)

Total debt	$—	$—	$—	$81.3	$81.3
Interest expense cash obligations in connection with long-term debt and related interest rate swaps	8.9	17.9	17.9	5.2	49.9
Operating leases	2.0	3.1	1.2	0.5	6.8

Total contractual cash obligations	$10.9	$21.0	$19.1	$87.0	$138.0

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. We adopted the provisions of SFAS No. 151 effective September 1, 2005. The adoption of SFAS No. 151 did not have a significant impact on our financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted the provisions of FIN 47 effective August 31, 2006. The adoption of FIN 47 did not have a significant impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS No. 154 became effective for us on September 1, 2006. We are currently evaluating the impact, if any, of this statement on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 becomes effective for us in the first quarter of fiscal 2008. We are currently analyzing the requirements of FIN 48 and have not yet determined its impact, if any, on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require new fair value measurements. SFAS No. 157 becomes effective for us no later than the first quarter of fiscal 2008. We are currently analyzing the requirements of SFAS No. 157 and have not yet determined its impact, if any, on our financial position or results of operations.

In September 2006, he SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in our first quarter of fiscal 2007. We are currently analyzing the requirements of SAB 108 and have not yet determined its impact, if any, on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our senior secured credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.25 million and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we expect to file on or before December 15, 2006.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on our website at www.smartm.com under Corporate Governance.

Item 11.	Executive Compensation

The information required by this item will be set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

The following financial statements are filed as part of this report:

(a)(2)  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Schedules:
Schedule II — Valuation and Qualifying Accounts	92

(a)(3)  Exhibits

Please see the Exhibit Table at the end of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
SMART Modular Technologies (WWH), Inc.:

We have audited the accompanying consolidated balance sheets of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated and combined statements of operations, business/shareholders’ equity and other comprehensive income (loss), and cash flows for the years ended August 31, 2006 and 2005, the period from January 28, 2004 (inception) to August 31, 2004 (Successor Business), and the period from September 1, 2003 to April 16, 2004 (Predecessor Business). In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement schedule II. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended August 31, 2006 and 2005, the period from January 28, 2004 (inception) to August 31, 2004 (Successor Business), and the period from September 1, 2003 to April 16, 2004 (Predecessor Business), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(p) to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment, applying the prospective method at the beginning of fiscal year 2006.

/s/  KPMG LLP

Mountain View, California
October 25, 2006

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
August 31, 2006 AND 2005

	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$85,620	$75,970
Short term investments	—	5,071
Accounts receivable, net of allowances of $2,592 and $2,629 as of August 31, 2006 and 2005, respectively	208,652	144,760
Inventories	65,902	53,122
Prepaid expenses and other	17,531	9,459

Total current assets	377,705	288,382
Property and equipment, net	25,971	11,309
Goodwill	3,187	2,248
Intangible assets	—	9,142
Other non-current assets	19,593	9,980

Total assets	$426,456	$321,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,349	$125,305
Accrued expenses	27,325	29,912
Advance from customer	—	1,000

Total current liabilities	196,674	156,217
Long-term debt	81,250	125,000
Other long-term liabilities	1,637	961

Total liabilities	$279,561	$282,178

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 58,430,803 and 48,872,340 shares issued and outstanding as of August 31, 2006 and 2005, respectively	10	8
Additional paid-in capital	85,251	9,490
Deferred stock-based compensation	(555)	(1,126)
Accumulated other comprehensive income	272	900
Retained earnings	61,917	29,611

Total shareholders’ equity	146,895	38,883

Total liabilities and shareholders’ equity	$426,456	$321,061

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31,	August 31,	August 31,	April 16,
	2006	2005	2004	2004
	(In thousands, except per share amounts)
Net sales	707,406	607,299	233,677	659,171
Cost of sales*	580,835	505,983	203,720	602,098

Gross profit	126,571	101,316	29,957	57,073

Operating expenses:
Research and development*	15,545	9,697	4,447	9,012
Selling, general, and administrative*	54,917	46,636	18,151	29,454
Advisory service agreements’ fees	10,303	2,588	913	—
Impairment of goodwill	—	—	—	43,302
Restructuring and impairment costs	—	880	1,300	6,224

Total operating expenses*	80,765	59,801	24,811	87,992

Income (loss) from operations	45,806	41,515	5,146	(30,919)

Interest (expense) income, net	(15,153)	(6,998)	(927)	170
Other income (expense), net	2,567	481	451	(148)

Total other (expense) income	(12,586)	(6,517)	(476)	22

Income (loss) before provision for income taxes	33,220	34,998	4,670	(30,897)
Provision for income taxes	914	8,802	1,255	2,301

Net income (loss)	32,306	26,196	$3,415	$(33,198)

Net income per ordinary share, basic	$0.60	$0.54	$0.07

Shares used in computing basic net income per ordinary share	54,265	48,872	48,872

Net income per ordinary share, diluted	$0.55	$0.49	$0.07

Shares used in computing diluted net income per ordinary share	59,189	53,531	50,745

* Stock-based compensation by category:
Cost of sales	$191	$—	$—	$—
Research and development	578	—	—	—
Selling, general and administrative	1,216	227	—	—

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF BUSINESS/SHAREHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME (LOSS)

	Series A						Accumulated
	Redeemable				Additional	Deferred Stock-	Other		Total Business/
	Preferred Shares		Ordinary Shares		Paid-In	Based	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Equity	Income (Loss)
	(Dollars in thousands)

Predecessor Business
Balances as of August 31, 2003	—	—	—	—	216,763	—	366	209,449	426,578
Dividends to Solectron	—	—	—	—	—	—	—	(31,247)	(31,247)
Net return of capital to Solectron	—	—	—	—	(128,439)	—	—	(145,004)	(273,443)
Unrealized loss on investments	—	—	—	—	—	—	(2)	—	(2)	$(2)
Foreign currency translation	—	—	—	—	—	—	(363)	—	(363)	(363)
Net loss	—	—	—	—	—	—	—	(33,198)	(33,198)	(33,198)

Balances as of April 16, 2004	—	—	—	—	88,324	—	1	—	88,325	$(33,563)

Successor Business
Balances as of April 17, 2004	—	—	—	—	—	—	—	—	—
Issuance of ordinary shares	—	—	48,872,340	8	8,137	—	—	—	8,145
Issuance of series A redeemable preferred shares	1,024,700	65,140	—	—	—	—	—	—	65,140
Foreign currency translation	—	—	—	—	—	—	(106)	—	(106)	(106)
Net income	—	—	—	—	—	—	—	3,415	3,415	3,415

Balances as of August 31, 2004	1,024,700	65,140	48,872,340	8	8,137	—	(106)	3,415	76,594	$3,309
Repurchase of series A redeemable preferred shares	(1,024,700)	(65,140)	—	—	—		—	—	(65,140)
Foreign currency translation	—	—	—	—	—		994	—	994	994
Deferred stock-based compensation	—	—	—	—	1,353	(1,353)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	227	—	—	227
Other	—	—	—	—	—	—	12	—	12	12
Net income	—	—	—	—	—	—	—	26,196	26,196	26,196

Balances as of August 31, 2005	—	—	48,872,340	$8	$9,490	$(1,126)	$900	$29,611	$38,883	$27,202
Stock-option exercises	—	—	467,554	—	103	—	—	—	103
Issuance of ordinary shares in an initial public offering	—	—	9,090,909	2	74,172	—	—	—	74,174
Foreign currency translation	—	—	—	—	—		89	—	89	89
Stock-based compensation expense	—	—	—	—	1,414	571	—	—	1,985
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	—	—	—	—	—	(717)	—	(717)	(717)
Tax benefit for stock-option exercise	—	—	—	—	72	—	—	—	72
Net income	—	—	—	—	—	—	—	32,306	32,306	32,306

Balances as of August 31, 2006	—	—	58,430,803	$10	$85,251	$(555)	$272	$61,917	$146,895	$31,678

See accompanying notes to financial statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31,	August 31,	August 31,	April 16,
	2006	2005	2004	2004
		(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$32,306	$26,196	$3,415	$(33,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,673	8,505	3,306	5,350
Note redemption charge	4,388	—	—	—
Stock-based compensation	1,985	227	—	—
Impairment of property, equipment and goodwill	—	65	—	48,977
Amortization of debt issuance costs	2,317	412	—	—
Gain on sale of assets	(64)	(69)	—	—
Deferred income tax provision	(3,679)	931	—	—
Change in fair value of derivative instruments	(2,287)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(76,833)	24,930	(18,570)	(18,052)
Inventories	(10,402)	(8,118)	28,445	(13,867)
Prepaid expenses and other assets	(6,358)	(2,154)	2,927	(1,214)
Accounts payable	53,213	(3,372)	(13,369)	23,406
Payable to affiliates	—	—	—	(8,262)
Accrued expenses and other current liabilities	(2,758)	7,921	(633)	(9,203)
Other non-current liabilities	—	112	—	—

Net cash provided by (used in) operating activities	501	55,586	5,521	(6,063)

Cash flows from investing activities:
Purchase of predecessor business, net of cash acquired	—	—	(104,081)	—
Cash paid for acquisition of business, net of cash acquired	(680)	(2,260)	—	—
Sale (purchase) of short-term investments	5,071	(5,071)	—	—
Capital expenditures	(20,431)	(6,109)	(670)	(2,495)
Proceeds from sale of property and equipment	131	284	522	2,344
Other	(5)	253	776	301

Net cash (used in) provided by investing activities	(15,914)	(12,903)	(103,453)	150

Cash flows from financing activities:
Dividends paid	—	—	—	(31,247)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	120,120	—	—
Advance from customer	(1,000)	(4,000)	—	5,000
Advances from (payments to) affiliates	—	—	—	(3,584)
Net (payments) advances on other debt	—	(1,524)	(10,000)	10,000
Net (repayments) advances on revolving line of credit	—	(53,126)	52,444	—
Proceeds from issuance of ordinary shares from stock option exercises	103	—	—	—
Redemption of Notes	(48,138)	—	—	—
Other	—	—	1,079	(989)
Proceeds from issuance of ordinary shares	74,174	—	8,145	—
(Repurchase) sale of series A redeemable preferred shares	—	(65,140)	65,140	—

Net cash (used in) provided by financing activities	25,139	(3,670)	116,808	(20,820)

Effect of exchange rate changes on cash and cash equivalents	(76)	210	(16)	(34)

Net increase (decrease) in cash and cash equivalents	9,650	39,223	18,860	(26,767)
Cash and cash equivalents at beginning of period	75,970	36,747	17,887	44,654

Cash and cash equivalents at end of period	$85,620	$75,970	$36,747	$17,887

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$14,499	$5,539	$472	$—
Taxes	3,542	3,370	346	263
Non-cash financing activity:
Non-cash dividend/return of capital to Solectron	—	—	—	273,443

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
August 31, 2006 and 2005

(1)  Summary of Significant Accounting Policies

(a)	Organization and Operations of the Company

The significant accounting policies described in note 1(a), 1(c) and 1(t) are applicable to the Successor Business only. Except as otherwise indicated, the significant accounting policies described in note 1(b), notes 1(d) through 1(s) and note 1(u) are the same in all material respects for the Successor Business and the Predecessor Business.

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

In addition, on April 16 and April 30, 2004 the Company issued an aggregate of 1,024,700 series A redeemable preferred shares, par value of $0.001, to Modular, L.L.C. at a price of $63.57 per share for aggregate proceeds of $65.1 million. On March 28, 2005, the Company repurchased all of the outstanding shares of series A redeemable preferred shares for the aggregate liquidation value of approximately $65.1 million.

No dividends have been declared or paid on preferred or ordinary shares since the inception of the Company.

On April 16, 2004, in a series of simultaneous transactions, SMART and its subsidiaries acquired the business unit known as SMART Modular Technologies (SMART Modular) from Solectron Corporation (Solectron) for an aggregate purchase price of $122.0 million. The acquisition was funded by a combination of cash from the proceeds of the sale of ordinary shares and series A redeemable preferred shares by SMART to Modular, L.L.C. (approximately $73.3 million) and borrowings under its revolving loan and security agreement with Wells Fargo Foothill, Inc., La Salle Business Credit, LLC and Congress Financial Corporation (Western) ($50.0 million). The acquisition was accounted for as a purchase of a business (see note 1c).

In February 2006, the Company sold 9,090,909 of its ordinary shares in its initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

(b)	Basis of Presentation

Successor Business

The accompanying consolidated financial statements as of August 31, 2006 and 2005 and for the years ended August 31, 2006 and 2005 and the period from April 17, 2004 to August 31, 2004 are comprised of SMART and its subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

All of the combined entities were ultimately wholly owned by Solectron. Intercompany transactions and balances have been eliminated in the combined financial statements. The combined financial statements have been prepared from the historical accounting records of SMART Modular and the Company and reflect the application of allocation policies adopted by Solectron and SMART for various costs and activities. These allocations have been determined on the basis that Solectron and the Company consider to be a reasonable allocation of the cost of services utilized by or benefiting SMART Modular. The allocation of assets and liabilities between SMART and SMART Puerto Rico — CM has been determined on a basis of identifying assets and liabilities specific to those entities.

The accompanying combined financial statements for the period from September 1, 2003 to April 16, 2004, may not necessarily reflect the combined results of operations, changes in shareholders’ equity, and cash flows of the Company in the future or what they would have been had SMART Modular been a separate, stand-alone entity during the periods presented.

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

In September 2004, the Company acquired Estecom for approximately $3.3 million. Estecom was acquired to broaden the Company’s product offering in the TFT-LCD market and expand its presence in the gaming and industrial end markets. The acquisition was accounted for as a purchase of a business and resulted in goodwill of approximately $2.2 million. Since Estecom achieved certain technology milestones during the period from the date of acquisition through August 31, 2006, the former owners of Estecom were paid an additional purchase price payment of $0.4 million, which increased the value of goodwill resulting from the acquisition. No contingent consideration remains at August 31, 2006.

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

The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred for shipping and handling are classified as cost of sales.

In addition, the Company has arrangements with select customers that are accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. SMART provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue for these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $818 million, $782 million, and $286 million and $216 million for the years ended August 31, 2006 and 2005, the period ended August 31, 2004 (successor business), and the period ended April 16, 2004 (predecessor business), respectively.

(g)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits with banks as well as highly liquid short-term investments with maturities at date of purchase of three months or less. Short-term investments are investment grade short-term debt instruments with original maturities greater than three months but less than one year. These debt securities are classified as held-to-maturity securities and carried at amortized cost in the accompanying consolidated balance sheets. Amortized cost approximates fair market value at August 31, 2006 and 2005.

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

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and includes material, labor, and manufacturing overhead. At each balance sheet date, the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. The Company adjusts remaining balances to approximate the lower of its manufacturing cost or market value. From time to time, SMART’s customers may request that it purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory not expected to be sold within one year from the balance sheet date, is classified as non-current inventory and included in other non-current assets in the accompanying consolidated balance sheets. The Company’s provisions for excess and obsolete inventory are also impacted by contractual arrangements with customers including ability or inability to re-sell such inventory to them. If actual market conditions or customers’ product demands are less favorable than those projected or if customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

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

SMART performs a goodwill impairment test of its single reporting unit annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit using a discounted future cash flow model and comparing the fair value to the carrying value of the reporting unit, including goodwill.

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

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of August 31, 2006 and 2005 (in thousands):

		August 31,	August 31,
	Life	2006	2005

Customer relationships	5	$11,797	$11,797
Technology	3	1,826	1,826
Trademark	7	4,680	4,680

Total		18,303	18,303
Accumulated amortization		(6,141)	(3,774)
Other deductions		(12,162)	(5,387)

Carrying value		$—	$9,142

Amortization expense for fiscal 2006 and 2005 and for the period from April 17 to August 31, 2004 was $2.4 million, $2.8 million and $1.0 million, respectively.

Other deductions include the benefit of the recognition or realization of deferred tax assets in fiscal 2006, 2005 and 2004, which had a related full valuation allowance recorded on the date of the acquisition of SMART Modular.

Included in this amount is the benefit related to the reduction of the deferred tax assets’ valuation allowance by approximately $10.3 million at August 31, 2006. This benefit was allocated first to reduce to zero the remaining balance of the acquired intangible assets of approximately $6.5 million, with the remaining benefit of approximately $3.8 million, recorded as an income tax benefit during the fourth quarter of fiscal 2006.

(m)	Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in September 2002. Under SFAS No. 144, long-lived assets, excluding goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less cost to sell.

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

Predecessor Business

Prior to April 17, 2004, SMART Modular was a member of an affiliated group, and accordingly, its federal taxable income or loss was included in the consolidated federal income tax return filed by Solectron. SMART Modular was also included in certain state returns of Solectron. Any valuation allowance against deferred tax assets taken by Solectron on a consolidated basis has been allocated to each of its subsidiaries based on the subsidiary’s deferred tax asset position. For the period from September 1, 2003 to April 16, 2004, SMART Modular calculated its provision on a stand-alone basis. Had SMART Modular calculated its provision for federal and state taxes for this period on the “pro-rata” method used in previous periods, the tax provision for this period would have been approximately $0.3 million less.

(o)	Foreign Currency Translation

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates during the period. The effect of this translation is reported in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the respective foreign subsidiaries are included in results of operations.

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

The gains or losses resulting from the re-measurement process are recorded in other expense in the statements of operations. In 2006, 2005 and 2004, the effects of such transaction gains and losses and re-measurement adjustments on the Company’s results of operations were not material.

(p)	Stock-Based Compensation

Successor Business

The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of August 31, 2006, the Company is authorized to issue up to 11,229,948 ordinary shares under this plan.

Until August 31, 2005, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recorded only if the deemed fair value of the underlying shares exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on a straight-line basis over the vesting period of each grant, generally over four years.

On September 1, 2005 (effective date), the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, applying the prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB 25, and related

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

interpretations, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company adopted SFAS No. 123R prospectively because, prior to the period of adoption, it was a non-public entity that used the minimum value method for pro forma disclosure under the provisions of SFAS No. 123, and applied APB 25 for recognition purposes.

Stock-based compensation expense related to stock options issued to employees and independent directors amounted to approximately $2.0 million, $0.2 million and $-0- for fiscal 2006 and 2005, and the period from April 17, 2004 through August 31, 2004, respectively.

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

Year Ended
August 31, 2006

Stock options:
Expected term (years)	6.25
Expected volatility	80%
Risk-free interest rate	4.63%
Expected dividends	—

A summary of option activity as of and for year ended August 31, 2006, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding at September 1, 2005	5,478	$0.29
Options granted	2,133	5.09
Options exercised	(467)	(0.22)
Options forfeited	(353)	(2.59)

Options outstanding at August 31, 2006	6,791	1.68	8.3	$50,800

Options exercisable at August 31, 2006	2,660	$0.60	8.0	$22,780

Options vested and expected to vest at August 31, 2006	6,534	$1.63	8.3	$49,226

The weighted average fair value of options granted during the year ended August 31, 2006 was $4.42 per option. The total intrinsic value of options exercised during the year ended August 31, 2006 was $2.4 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2006, there was approximately $7.5 million of total unrecognized compensation cost related to employee and independent director stock options. Such cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the year ended August 31, 2006 was approximately $1.5 million.

As a result of adopting SFAS No. 123R on September 1, 2005, the Company’s income before provision for income taxes for the year ended August 31, 2006, was approximately $1.2 million lower than if it had continued to account for share-based compensation under APB 25. Both basic and diluted net income per ordinary share for the year ended August 31, 2006 were $0.02 lower due to the adoption of SFAS No. 123R.

Predecessor Business

SMART Modular participated in the stock option plan and employee stock purchase plan (stock-based compensation plans) of Solectron. SMART Modular accounted for its participation in those stock-based compensation plans using the intrinsic value method prescribed in APB 25, and related pronouncements. No compensation expense related to employees’ stock options has been recognized in the financial statements because options granted under Solectron’s stock option plans had an exercise price equal to the market value of Solectron common stock on the date of the grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, entities were required to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Had SMART Modular’s share of the compensation expense for the awards of Solectron’s stock options been determined based on the fair value of the awards on the date of the grant, consistent with the provisions of SFAS No. 123, SMART Modular’s net loss would have increased to the pro forma amounts indicated below (in thousands):

Period Ended
April 16, 2004

Net loss, as reported	$(33,198)
Pro forma stock-based compensation	(3,672)

Pro forma net loss	$(36,870)

For purposes of computing pro forma net loss, the fair value of each Solectron option grant and employee stock purchase right was estimated at the date of grant using the Black-Scholes option-pricing model.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The assumptions used to value the option grants and purchase rights are stated below:

Period Ended
April 16,
2004

Stock options:
Expected life	3.9 years
Volatility	75%
Risk-free interest rate	2.30% to 3.06%
Dividend yield	—
Employee stock purchase plan:
Expected life of purchase right	6 months
Volatility	75%
Risk-free interest rate	1.00%
Dividend yield	—

(q)	Loss Contingencies

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

(r)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. generally accepted accounting principles are excluded from net income (loss). For the Company, comprehensive income (loss) generally consists of foreign currency translation adjustments, changes in fair value of derivative financial instruments accounted for as cash flow hedges and unrealized gains and losses on investments classified as available-for-sale.

(s)	Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable balance reflect a concentration of activity with a limited number of customers (see note 14). The Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers to minimize collection risk on trade accounts receivable and maintains allowances for potentially uncollectible accounts. The fair value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of August 31, 2006. The fair value of derivative instruments is based on a dealer quote.

(t)	Net Income Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Year Ended	Year Ended	Period Ended
	August 31,	August 31,	August 31,
	2006	2005	2004

Numerator:
Net Income	$32,306	$26,196	$3,415
Denominator:
Weighted average ordinary shares	54,265	48,872	48,872

Effect of dilutive ordinary shares:
Stock options	4,924	4,659	1,873

Total ordinary shares, diluted	59,189	53,531	50,745

Net income per ordinary share, basic	$0.60	$0.54	$0.07

Net income per ordinary share, diluted	$0.55	$0.49	$0.07

The Company excluded 1,412,604 stock options from the computation of diluted net income per ordinary share for the year ended August 31, 2006, as their inclusion would have been anti-dilutive. There were no anti-dilutive options outstanding at August 31, 2005 and 2004.

(u)	New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 effective September 1, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 effective August 31, 2006. The adoption of FIN 47 did not have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS No. 154 will be effective for the Company beginning on September 1, 2006. The Company is currently evaluating the impact, if any, of SFAS No. 154 on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for the Company beginning in the first quarter of fiscal 2008. SMART is currently analyzing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require new fair value measurements. SFAS No. 157 is effective for the Company no later than the first quarter of fiscal 2008. SMART is currently analyzing the requirements of SFAS No. 157 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the Company’s first quarter of fiscal 2007. SMART is currently analyzing the requirements of SAB 108 and has not yet determined the impact, if any, on its financial position or results of operations.

(2)  Related Party Information

(a)	Predecessor Business

In the normal course of business, SMART Modular had transactions with Solectron and its affiliates as follows (in thousands):

Period Ended
April 16, 2004

Affiliates of Solectron:
Revenues	$80,572
Purchase of goods and services	(6,309)

In addition, a member of senior management of the Company was an investor in an entity that provided warehousing services to a foreign subsidiary of the Company. Services provided amounted to approximately $0.3 million and $0.5 million for the period ended August 31, 2004 (Successor Business) and the period ended April 16, 2004 (Predecessor Business), respectively. These expenses are classified as cost of sales in the accompanying consolidated and combined statements of operations. The entity no longer provides warehousing services to the Company or any of its subsidiaries.

(b)	Successor Business

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

Specific services provided by such advisors have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee and independent director stock incentive plan, and negotiation of certain employment arrangements. On July 1, 2005, the Company executed an amendment to its advisory agreement with the entity affiliated with Shah Capital Partners, increasing the annual management fees to $1.0 million, and the aggregate annual management fee to all advisors to $3.0 million.

On February 8, 2006, the Company used $9.0 million of its proceeds from the initial public offering and made a one-time payment, which was expensed during the second quarter of fiscal 2006, to terminate the annual fees payable under its advisory service agreements with the entities affiliated with each of the three advisors. In addition to the termination fee, the Company incurred approximately $1.3 million, $2.6 million and $0.9 million in management fees pursuant to the advisory service agreements for the years ended August 31, 2006 and 2005, and the period from April 17, 2004 through August 31, 2004, respectively.

(3)  Inventories

Inventories consisted of the following as of August 31, 2006 and 2005 (in thousands):

	2006	2005

Raw materials	$29,249	$23,765
Work in process	5,098	5,680
Finished goods	31,555	23,677

	$65,902	$53,122

As of August 31, 2006 and 2005, approximately $2.9 million and $4.4 million, respectively, of slow moving inventory estimated to be sellable one year from the balance sheet date, has been classified as non-current inventory and included in other non-current assets in the accompanying consolidated balance sheets.

(4)  Net Property and Equipment

Property and equipment consisted of the following as of August 31, 2006 and 2005 (in thousands):

	2006	2005

Buildings	$702	$585
Office furniture, software, computers, and equipment	4,155	4,453
Manufacturing equipment	25,568	12,149
Leasehold improvements	9,088	2,926

	39,513	20,113
Less accumulated depreciation and amortization	13,542	8,804

Net property and equipment	$25,971	$11,309

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $6.3 million, $5.7 million, $2.3 million, and $5.4 million for the years ended August 31, 2006 and 2005, the period ended August 31, 2004 (Successor Business), and the period ended April 16, 2004 (Predecessor Business), respectively.

(5)  Income Taxes

The components of income tax expense for the years ended August 31, 2006 and 2005, the period ended August 31, 2004 (Successor Business), and the period ended April 16, 2004 (Predecessor Business) are as follows (in thousands):

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31,	August 31,	August 31,	April 16,
	2006	2005	2004	2004
Current:
Federal	$527	$2,130	$368	$114
State	267	336	29	72
Foreign	3,799	5,405	1,008	2,115

	4,593	7,871	1,405	2,301

Deferred:
Federal and state	(3,776)	—	—	—
Foreign	97	931	(150)	—

	(3,679)	931	(150)	—

	$914	$8,802	$1,255	$2,301

The effective income tax rate (expressed as a percentage of income (loss) before income taxes) varied from the U.S. statutory income tax rate for the years ended August 31, 2006 and 2005, the period ended August 31, 2004 (Successor Business), and the period ended April 16, 2004 (Predecessor Business) as follows:

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31,	August 31,	August 31,	April 16,
	2006	2005	2004	2004
Statutory tax rate	35.0%	35.0%	35.0%	(35.0)%
Foreign income taxes at different rates	(12.1)	(7.9)	18.0	6.0
State income tax, net of federal tax benefit	0.9	0.6	0.6	0.2
Tax holiday — Malaysia	(9.7)	(8.8)	(29.6)	(10.5)
Nondeductible goodwill impairment	—	—	—	42.3
Change in valuation allowance	(11.4)	0.3	2.0	4.3
Deferred tax asset write-off — Malaysia	—	3.9	—	—
Foreign withholding taxes	—	2.7	—	—
Other, net	0.1	(0.6)	0.9	0.2

	2.8%	25.2%	26.9%	7.5%

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Deferred tax assets:
Accruals and allowances	$4,451	$6,756
Stock-based compensation	681	92
Credits carryover	247	482
Capital loss carryover	1,743	1,743
Net operating loss carryover	16,520	15,769

Deferred tax assets	23,642	24,842
Valuation allowance	(13,212)	(22,226)

Net deferred tax assets	10,430	2,616

Deferred tax liabilities:
Property and equipment	(80)	(105)
Acquired intangibles	—	(2,563)

Deferred tax liabilities	(80)	(2,668)

Net deferred tax assets (liabilities)	$10,350	$(52)

As of August 31, 2006, the Company classified approximately $1.9 million of current deferred tax assets in other current assets and $8.5 million of non-current deferred tax assets in other non-current assets, respectively, on the accompanying consolidated balance sheets.

As of August 31, 2005, the Company classified approximately $0.8 million in current deferred tax assets and $0.9 million in non-current deferred tax liabilities in other current assets and other non-current liabilities, respectively, on the accompanying consolidated balance sheets.

As of August 31, 2006, the Company had U.S. (federal) and California (state) net operating loss carryovers of approximately $44.3 million and $27.2 million, respectively. The federal net operating loss carryovers will expire in 2011 through 2026 and the California net operating loss carryovers will expire in 2013 through 2016, in varying amounts, if not utilized.

The federal and California net operating loss carryovers are subject to an annual limitation as a result of a change of ownership as defined in Section 382 of the Internal Revenue Code. The annual limitation will not prevent the Company from using the net operating loss carryovers if sufficient income is earned in the carryover period.

Pursuant to footnote 82 of SFAS No. 123R, Share-Based Payment, the additional tax benefit from excess tax deductions attributable to share based payments resulted in $1.9 million of federal net operating loss carryovers and $1.2 million of California net operating loss carryovers that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable.

As of August 31, 2006, the Company had capital loss carryovers of approximately $4.3 million, which if not utilized to offset capital gains, will expire in 2008. The Company has foreign tax credits and state credit carryovers that expire beginning in 2008.

As of August 31, 2006, the Company has consolidated deferred tax assets, net of deferred tax liabilities, of $23.6 million, with a valuation allowance on net deferred tax assets of $13.2 million. The net deferred tax assets after reduction for the valuation allowance, are $10.4 million. The valuation allowance as of August 31, 2006 and August 31, 2005 primarily relates to U.S. deferred tax assets acquired in the Acquisition. At August 31, 2005, the

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Company’s management did not believe that the deferred tax assets from U.S. operations were realizable by considering future taxable income based on cumulative losses for the most recent three years of the predecessor and successor business combined. Under SFAS No. 109, positive evidence is necessary to consider future taxable income. With its financial results for the fourth quarter and fiscal year 2006, the Company has recorded cumulative profits for the last three fiscal years. Based on these historical results and its projections of future taxable income in the U.S., the Company concluded that it was more likely than not to realize the benefits of deferred tax assets available to offset projected future taxable income. As a result, the Company recorded a reduction to the deferred tax asset valuation allowance in the fourth quarter of fiscal 2006 of approximately $10.3 million. Since most of the recognized deferred tax assets were obtained in the Acquisition with a full valuation allowance recorded in the original allocation of the purchase price, the benefit associated with the reduction in the allowance was first allocated to reduce the remaining balance of acquired intangible assets of approximately $6.5 million to zero. The remaining benefit of approximately $3.8 million was recorded as an income tax benefit in the consolidated statement of operations in the fourth quarter of fiscal 2006.

Provision has been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The Company has not provided deferred income taxes on approximately $60.6 million of undistributed earnings from certain foreign operations as of August 31, 2006 because such earnings are intended to be reinvested indefinitely. Of the $60.6 million of undistributed earnings, $17.1 million would be included in U.S. taxable income of the Company, which would be offset, in whole or in part, by foreign tax credits. The remainder of undistributed earnings of $43.5 million would not be includable in U.S. taxable income, but would incur an insignificant amount of foreign country withholding taxes.

Consolidated income (loss) before taxes for all periods presented consisted of the following (in thousands):

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31,	August 31,	August 31,	April 16,
	2006	2005	2004	2004
U.S.	$410	$5,667	$(42)	$(40,583)
Non-U.S.	32,810	29,331	4,712	9,686

Total	$33,220	$34,998	$4,670	$(30,897)

During the third quarter of fiscal 2005, the tax holiday (Pioneer Status) for its Malaysian operations, which was previously scheduled to expire in September 2004 was renewed through May 31, 2014. The Company expensed the deferred tax assets recorded in Malaysia upon receipt of the tax holiday during the third quarter of fiscal 2005. The renewal was effective retroactively to September 2004. The Company was also granted a tax holiday (International Procurement Company) for its Malaysian operations, effective for 10 years beginning April 30, 2004, subject to certain conditions. In addition, the Company was granted a continuing tax holiday for certain manufacturing operations in Puerto Rico, subject to certain conditions. The net impact of these tax holidays in Malaysia and Puerto Rico was to decrease local country taxes by $11.3 million in fiscal 2006, $7.2 million in fiscal 2005, and $1.1 million in fiscal 2004.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(6)  Accrued Expenses

Accrued expenses as of August 31, 2006 and 2005 consisted of (in thousands):

	2006	2005

Accrued employee compensation	$12,108	$9,555
Accrued income taxes	3,879	2,524
Other accrued liabilities	11,338	17,833

Total	$27,325	$29,912

(7)  Advance from Customer

In connection with a supply agreement, a customer advanced $5.0 million to the Company in August 2004. When the terms of the agreement had been fulfilled, the Company repaid $4.0 million in July 2005 and $1.0 million in September 2005.

(8)  Long Term Debt

Senior Secured Floating Rate Notes

On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the 144A Notes) in an offering exempted from registration by rule 144A and Regulation S under the Securities Act (the Offering). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to some limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three- month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The Company filed an exchange offer registration statement that was declared effective on September 27, 2005. Accordingly, all of the 144A Notes were exchanged for the Company’s Senior Secured Floating Rate Exchange Notes (the Notes) by October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the Notes are registered under the Securities Act, and the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes.

The net proceeds from the Offering of approximately $120.1 million, were used to repay outstanding indebtedness of approximately $42.3 million under the Company’s existing revolving loan and security agreement, redeem all of the outstanding shares of Series A redeemable preferred shares for $65.1 million, with the remaining $12.7 million used for general corporate purposes.

The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying consolidated balance sheets. Debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Revolving Line of Credit

SMART had a revolving loan and security agreement (the Loan and Security Agreement) with Wells Fargo Foothill, Inc., La Salle Business Credit, LLC and Congress Financial Corporation (Western), that allowed SMART to borrow up to $100 million. The ability to draw funds under this credit facility was dependent upon sufficient collateral and meeting certain financial covenants, including the maintenance of certain financial ratios. There also were restrictions on payment of dividends and restrictions on the amount of ordinary shares that could be repurchased annually. Interest on borrowings was calculated based on prime rate plus a margin of up to 1%, or based on LIBOR plus margins between 1.5% and 2.5%, depending on loan availability.

Contemporaneously with the closing of the Offering of the 144A Notes, the Company amended and restated the Loan and Security Agreement with its lenders, providing for a new senior secured credit facility with Wells Fargo Foothill, Inc. (New Credit Facility). The New Credit Facility provides for up to $35.0 million of aggregate borrowing capacity ($20.0 million of which may be in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by the Company. Borrowings under the New Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) the base rate (which is the prime rate most recently announced by the agent) or (ii) the applicable reserve adjusted LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings will range from 0% to 0.5%, and the margin on LIBOR borrowings will range from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the New Credit Facility. The New Credit Facility is available for general corporate purposes through March 28, 2009, unless earlier terminated.

In connection with the New Credit Facility, the Company incurred approximately $0.7 million in debt issuance costs, which are included in other non-current assets in the accompanying consolidated balance sheets. Debt issuance costs related to the New Credit Facility are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over four years, which represents the term of the New Credit Facility. In addition, the Company recorded approximately $1.2 million in interest expense in the fiscal year 2005 consolidated statement of operations, for the write-off of deferred debt issuance and other costs related to the original Loan and Security Agreement.

As of August 31, 2006 and 2005, the New Credit Facility was undrawn, with available borrowing capacity of $35.0 million, and the Company is in compliance with its covenants as required by the New Credit Facility agreement.

(9)  Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of August 31, 2006.

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $1.6 million and a liability of approximately $0.1 million as of August 31, 2006 and 2005, respectively.

For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.

Upon further review of its hedge accounting practices, the Company concluded that it needed to change the accounting for the Swaps previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, the Company recorded approximately $1.4 million of other income in the third quarter of fiscal 2006, that was previously recorded in other comprehensive income. The Company recorded the adjustment in the third quarter of fiscal year 2006, as the amounts were not material to the period. The Company also recorded approximately $0.5 million of other income in the third quarter of fiscal 2006, due to changes in fair value of the Swaps during that quarter. The Company implemented hedge accounting under the “long haul” method for cash flow hedges for the Swaps in the fourth quarter of fiscal 2006, which results in changes in fair value of the Swaps, excluding the ineffective portion of the hedge, to be recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge are reflected in other income or expense.

(10)  Employee Benefit Plans

(a)	Stock Option Plan

Predecessor Business

Solectron’s stock option plans provided for grants of options to employees of SMART Modular to purchase Solectron’s common stock at the fair market value of such shares on the grant date. The options vested over a 4-year period beginning generally on the grant date and had a 10-year term.

A summary of the activity under the SMART Modular’s portion of Solectron’s stock option plans and its preexisting plans is presented as follows (in thousands except per share data):

	Number of
	Solectron	Weighted Average
	Shares	Exercise Price

Outstanding, August 31, 2003	4,097	$14.65
Granted	393	5.58
Exercised	(18)	3.84
Canceled	(320)	16.87

Outstanding, April 16, 2004	4,152	13.67
Cancellation of options upon acquisition by SMART	(4,152)	13.67

Outstanding, April 17, 2004	—	$—

The weighted average fair value of options granted during the period ended April 16, 2004 was $3.19.

Successor Business

The Company’s stock option plan provides for grants of options to employees of the Company to purchase the Company’s ordinary shares at the fair market value, as determined by the closing market price of such shares on the grant date since the Company’s initial public offering and as determined by management and the board of directors

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

prior to such time. The options generally vest over a 4-year period beginning generally on the grant date and have a 10-year term.

A summary of the activity under the Company’s stock option plan is presented as follows (in thousands except per share data):

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, April 17, 2004	—	$—
Granted	4,960	0.17
Exercised	—	—
Forfeited	—	—

Outstanding, August 31, 2004	4,960	0.17
Granted	1,140	0.76
Exercised	—	—
Forfeited	(622)	0.20

Outstanding, August 31, 2005	5,478	0.29
Granted	2,133	5.09
Exercised	(467)	(0.22)
Forfeited	(353)	(2.59)

Options outstanding at August 31, 2006	6,791	$1.68

The following table summarizes options outstanding as of August 31, 2006 (in thousands, except per share data):

Options Outstanding				Options Vested
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise	Shares	Contractual Life	Average		Average
Prices	Outstanding	(Years)	Exercise Price	Shares Vested	Exercise Price

$0.17	4,253	7.8	$0.17	2,227	$0.17
$0.98	404	8.4	$0.98	152	$0.98
$2.09	700	9.0	$2.09	109	$2.09
$4.71	875	9.0	$4.71	165	$4.71
$7.22 - 7.84	170	9.9	$7.57	4	$7.74
$8.51	133	9.3	$8.51	2	$8.51
$8.62	74	9.6	$8.62	1	$8.62
$8.74	53	9.7	$8.74	—	$—
$9.20	10	10.0	$9.20	—	$—
$9.39	119	9.7	$9.39	—	$—

$0.17 - 9.39	6,791	8.3	$1.68	2,660	$0.60

(b)	Employee Stock Purchase Plan — Predecessor

Under Solectron’s Employee Stock Purchase Plan (ESPP), SMART Modular’s employees meeting specific employment qualifications were eligible to participate and could semiannually through payroll deductions purchase shares of Solectron’s common stock at the lower of 85% of the fair market value of the stock at the

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

commencement or end of the offering period. The ESPP permitted eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation.

The weighted average fair value of the purchase rights under the ESPP during the period ended April 16, 2004 was $2.19.

(c)	Savings and Retirement Program

Predecessor Business

SMART Modular participated in Solectron’s 401(k) Plan. This plan provided for tax deferred salary deduction for eligible employees. Employees could contribute from 1% to 15% of their annual compensation to this plan, limited by an annual maximum amount determined by the Internal Revenue Service. Solectron also made discretionary matching contributions, which vested immediately, as periodically determined by its board of directors. The matching contributions made by Solectron during the period ended April 16, 2004 were $0.4 million.

Successor Business

The Company provides a 401(k) Plan to its employees. This plan provides for tax deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to this plan, limited by an annual maximum amount determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its board of directors. The matching contributions made by the Company during the years ended August 31, 2006 and 2005 and the period ended August 31, 2004 were $0.6 million, $0.4 million and $0.2 million, respectively.

(11)  Commitments and Contingencies

(a)	Lease Agreement with Solectron

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

(b)	Commitments

Rent expense for the years ended August 31, 2006 and 2005, the period ended August 31, 2004 (Successor Business), and the period ended April 16, 2004 (Predecessor Business) was $2.1 million, $1.6 million, $1.0 million, and $2.5 million, respectively. As of August 31, 2006, the Company also has commitments under operating leases for facilities and equipment.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments are as follows (in thousands):

Year Ending
August 31

2007	$2,012
2008	1,814
2009	1,324
2010	618
2011	541
2012 and thereafter	500

$6,809

(d)	Product Warranties

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

The following table reconciles changes in the Company’s accrued warranty (in thousands):

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31, 2006	August 31, 2005	August 31, 2004	April 16, 2004
Beginning accrued warranty reserve	$1,044	$1,098	$1,067	$960
Warranty claims	(1,430)	(638)	(230)	(819)
Provision for product warranties	891	584	261	926

Ending accrued warranty reserve	$505	$1,044	$1,098	$1,067

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

(12)  Restructuring

Impairment of owned facilities and equipment in connection with restructuring activities initiated beginning in fiscal 2003 were recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Lived Assets. For owned facilities and equipment, the impairment loss recognized was based on the estimated fair value less costs to sell with fair value estimated based on existing market prices for similar assets. Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, Employer’s Accounting for Postemployment Benefits, as SMART concluded that it had a substantive severance plan based on the similarity of the benefits offered by this restructuring activity with previous severance activities. Other costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For leased facilities and equipment that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income.

(a)	Period Ended April 16, 2004

Predecessor Business

The employee severance and benefit costs included in these restructuring charges relate to the elimination of 56 full-time positions in the Americas region. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas regions. For leased facilities that have been abandoned and will be subleased, the lease costs represent future lease payments subsequent to abandonment, less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value, less costs to sell, with fair value based on estimates of existing market prices for similar assets.

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

For the period ended April 16, 2004, restructuring and impairment costs related to these actions amounted to $49.5 million. The following table summarizes restructuring charges for the period ended April 16, 2004 (in thousands):

Amount

Impairment of goodwill	$43,302
Impairment of equipment	5,675

Impairment of goodwill and equipment	48,977
Severance and benefit costs	219
Loss on leased facilities	80
Other	250

$49,526

(b)	Period Ended August 31, 2004

Successor Business

The employee severance and benefit cost included in these restructuring charges related to the elimination of 89 full-time positions in the Americas region. The employment reduction primarily affected employees in manufacturing and back office support functions. Equipment subject to restructuring were primarily located in the Americas regions.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

For the period ended August 31, 2004, the Company recorded restructuring and impairment costs related to these actions of $1.3 million against earnings. The following table summarizes restructuring charges for the period ended August 31, 2004 (in thousands):

Amount

Severance and benefits costs	$545
Loss on leased equipment	480
Other	275

$1,300

The restructuring and impairment costs for 2005 consisted of $0.4 million in exit and equipment impairment costs, and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of the Company’s communication products. The restructuring accrual is included in accrued expenses in the accompanying balance sheets. The Company did not incur any restructuring charges in fiscal 2006.

The following table summarizes the restructuring accrual activity for the years ended August 31, 2006 and 2005 and the period ended August 31, 2004 (in thousands):

		Lease Payments
	Severance and	on Equipment
	Benefits	and Facilities	Other	Total

Accrual as of April 17, 2004	$126	$—	$—	$126
Provision	545	480	275	1,300
Cash payment	(123)	(104)	(87)	(314)

Accrual as of August 31, 2004	548	376	188	1,112
Provision	420	232	163	815
Cash Payment	(869)	(608)	(243)	(1,720)

Accrual as of August 31, 2005	99	—	108	207
Cash Payment	(99)	—	(108)	(207)

Accrual as of August 31, 2006	$—	$—	$—	$—

(13)  Segment Information

The Company operates in one reportable segment: the design, manufacture, and distribution of electronic subsystem products to the information technology industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company wide basis. A summary of the Company’s operations by geographic area is as follows (in thousands):

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31, 2006	August 31, 2005	August 31, 2004	April 16, 2004
Net sales:
U.S.A.	$444,277	$405,886	$169,815	$461,086
Other North and Latin America	87,512	58,733	15,923	37,040
Europe	58,730	52,427	19,889	89,983
Asia	116,887	90,253	28,050	71,062

	$707,406	$607,299	$233,677	$659,171

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	August 31,
	2006	2005

Property and equipment:
U.S.A.	$5,400	$4,240
Other North and Latin America	15,861	2,152
Europe	49	36
Asia	4,661	4,881

	$25,971	$11,309

(14)  Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total net sales, are as follows (in thousands):

	Successor Business						Predecessor Business
	Year Ended		Year Ended		Period Ended		Period Ended
	August 31, 2006		August 31, 2005		August 31, 2004		April 16, 2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Customer A	$319,091	45%	$278,536	46%	$116,224	49%	$467,744	71%
Customer B	$99,892	14%	$107,694	18%	$39,420	17%	$—	—

As of August 31, 2006, approximately 50% and 30% of accounts receivable were concentrated with these customers, respectively. As of August 31, 2005, approximately 46% and 35% of accounts receivable were concentrated with these customers, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

(15)  Other Income (Expense), Net

The following table provides the detail of other income (expense) for the years ended August 31, 2006 and 2005, the period ended August 31, 2004, and the period ended April 16, 2004 (in thousands):

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31, 2006	August 31, 2005	August 31 2004	April 16, 2004
Gain on derivative instruments	$2,287	$—	$—	$—
Foreign currency gains (losses)	(175)	293	546	(13)
Other	455	188	(95)	(135)

Total	$2,567	$481	$451	$(148)

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(16)  Interest Income (Expense), Net

The following table provides the components of interest income (expense) for the years ended August 31, 2006 and 2005, the period ended August 31, 2004, and the period ended April 16, 2004 (in thousands):

				Predecessor
	Successor Business			Business
	Year Ended	Year Ended	Period Ended	Period Ended
	August 31, 2006	August 31, 2005	August 31, 2004	April 16, 2004
Interest income	$2,173	$1,005	$69	$299
Interest expense	(17,326)	(8,003)	(996)	(129)

Interest income (expense), net	$(15,153)	$(6,998)	$(927)	$170

Interest expense for the year ended August 31, 2006 includes a charge of $5.9 million related to the redemption of $43.8 million in principal amount of the Notes. This charge is comprised of a $4.4 million redemption premium and the write-off of approximately $1.5 million of unamortized debt issuance costs.

(17)  Subsidiary Guarantors

The Company has not presented separate combined financial statements of subsidiary guarantors of its Notes, as (1) each of the subsidiary guarantors is wholly owned by the Company, the issuer of the Notes, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) the Company has no independent assets and operations and all subsidiaries of the Company other than the subsidiary guarantors are minor.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(18)  Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters.

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	November 30,	February 28,	May 31,	August 31,
	2004	2005	2005	2005	2005	2006	2006	2006
	(In thousands, except for per share data)

Statement of Operations Data:
Net Sales	$154,490	$164,417	$146,784	$141,608	$158,262	$163,732	$188,459	$196,953
Cost of Sales	132,645	140,092	121,441	111,805	127,661	133,987	155,711	163,476

Gross Profit	21,845	24,325	25,343	29,803	30,601	29,745	32,748	33,477
Operating expenses:
Research and development	2,619	2,209	2,097	2,772	3,468	3,912	4,173	3,992
Selling, general and administrative	11,264	11,000	11,172	13,200	12,902	12,862	14,194	14,959
Advisory service agreements’ fees	625	625	625	713	750	9,553	—	—
Restructuring and impairment costs	880	—	—	—	—	—	—	—

Total opening expenses	15,388	13,834	13,894	16,685	17,120	26,327	18,367	18,951

Income from operations	6,457	10,491	11,449	13,118	13,481	3,418	14,381	14,526
Interest expense, net	(543)	(562)	(3,176)	(2,717)	(2,982)	(2,891)	(7,577)	(1,703)
Other income (expense), net	(251)	412	295	25	131	246	1,999	191

Total other expense	(794)	(150)	(2,881)	(2,692)	(2,851)	(2,645)	(5,578)	(1,512)

Income before provision (benefit) for income taxes	5,663	10,341	8,568	10,426	10,630	773	8,803	13,014
Provision (benefit) for income taxes	1,473	2,565	2,983	1,781	1,284	(10)	2,347	(2,707)

Net income	$4,190	$7,776	$5,585	$8,645	$9,346	$783	$6,456	$15,721

Net income per ordinary share, basic	$0.09	$0.16	$0.11	$0.18	$0.19	$0.02	$0.11	$0.27

Shares used in computing basic net income per ordinary share	48,872	48,872	48,872	48,872	49,071	51,273	58,335	58,416

Net income per ordinary share, diluted	$0.08	$0.15	$0.10	$0.16	$0.17	$0.01	$0.10	$0.25

Shares used in computing diluted income per ordinary share	53,104	53,518	53,793	53,708	53,738	56,304	63,444	63,308

During the fourth quarter of fiscal 2006, the Company recorded an income tax benefit of approximately $3.8 million related to the reduction in the valuation allowance of its deferred tax assets.

INDEPENDENT AUDITORS’ REPORT
TO THE BOARD OF DIRECTORS

(COMPANY NO. 458945 — M)

We have audited the accompanying balance sheets of Smart Modular Technologies Sdn. Bhd. as of August 31, 2006 and 2005, and the related income statements, statements of changes in shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Modular Technologies Sdn. Bhd. as of August 31, 2006 and 2005 and the results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the three-year period ended August 31, 2006 in conformity with the applicable approved accounting standards in Malaysia.

Accounting principles generally accepted in Malaysia vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 20 to the financial statements.

/s/ KPMG

KPMG
Firm No: AF: 0758
Chartered Accountants

Malaysia,
October 23, 2006

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

BALANCE SHEETS

August 31, 2006 and 2005

	Note	2006	2005
		(Ringgit Malaysia
		in thousands)

Property, plant and equipment	3	14,453	15,641
Current assets
Inventories (at cost)	4	61,034	56,519
Trade and other receivables	5	311,304	212,172
Tax recoverable		28	106
Cash and cash equivalents	6	83,768	105,482

		456,134	374,279

Current liabilities
Trade and other payables	7	297,931	218,986

		297,931	218,986

Net current assets		158,203	155,293

		172,656	170,934

Financed by:
Capital and reserves
Share capital	8	11,650	11,650
Reserves	9	160,956	159,234

Shareholders’ funds		172,606	170,884

Long term liability
Non-cumulative redeemable preference shares	10	50	50

		172,656	170,934

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

INCOME STATEMENTS
For the years ended August 31, 2006, 2005 and 2004

	Note	2006	2005	2004
		(Ringgit Malaysia in thousands)

Revenue	11	1,807,701	1,501,905	1,351,560
Cost of sales		(1,695,365)	(1,413,087)	(1,251,822)

Gross profit		112,336	88,818	99,738
Distribution costs		(10,766)	(10,813)	(8,164)
Administrative expenses		(30,476)	(17,831)	(22,137)
Other operating expenses		(22,363)	(11,656)	(23,677)
Other operating income		944	1,311	700

Operating profit	12	49,675	49,829	46,460
Financing costs		(12)	(3)	(62)

Profit before tax		49,663	49,826	46,398
Tax expense	13	(2,653)	(1,977)	(196)

Net profit after tax for the year		47,010	47,849	46,202

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Share	Share	Retained
	Note	Capital	Premium	Profits	Total
		(Ringgit Malaysia in thousands)

Balances as of August 31, 2003		250	1,190	149,097	150,537
Issue of shares		11,400	—	—	11,400
Dividends	14	—	—	(79,407)	(79,407)
Net profit for the year		—	—	46,202	46,202

Balances as of August 31, 2004		11,650	1,190	115,892	128,732
Dividends	14	—	—	(5,697)	(5,697)
Net profit for the year		—	—	47,849	47,849

Balances as of August 31, 2005		11,650	1,190	158,044	170,884
Dividends	14	—	—	(45,288)	(45,288)
Net profit for the year		—	—	47,010	47,010

Balances as of August 31, 2006		11,650	1,190	159,766	172,606

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

CASH FLOW STATEMENTS
August 31, 2006, 2005 and 2004

Cash flows from operating activities	2006	2005	2004
	(Ringgit Malaysia in thousands)

Income before provision for income taxes	49,663	49,826	46,398
Adjustments for:
(Gain)/Loss on disposal of plant and equipment	(273)	—	625
Depreciation	6,106	6,457	7,642
Interest expense	—	—	56
Interest income	(944)	(1,311)	(700)
Dividend payable on non — cumulative redeemable preference shares classified as financing costs	12	3	6

Operating profit before working capital changes	54,564	54,975	54,027
Increase in:
Inventories	(4,515)	(7,043)	(15,281)
Trade and other receivables	(99,132)	(25,187)	(47,033)
Increase in trade and other payables	78,945	15,288	48,983

Cash generated from operations	29,862	38,033	40,696
Income taxes paid	(2,575)	(2,430)	(84)

Net cash generated from operating activities	27,287	35,603	40,612
Cash flows from investing activities
Withdrawal of pledged short term deposits	200	—	—
Interest received	944	1,311	700
Purchase of plant and equipment	(5,709)	(5,680)	(2,512)
Proceeds from disposal of plant and equipment	1,064	716	41

Net cash used in investing activities	(3,501)	(3,653)	(1,771)
Cash flows from financing activities
Dividends paid — ordinary shares	(45,288)	(5,697)	(79,407)
— non-cumulative redeemable preference shares	(12)	(3)	(6)
Proceeds from issue of shares	—	—	11,400
Interest paid	—	—	(56)

Net cash used in financing activities	(45,300)	(5,700)	(68,069)

Net (decrease)/increase in cash and cash equivalents	(21,514)	26,250	(29,228)
Cash and cash equivalents at beginning of year	105,282	79,032	108,260

Cash and cash equivalents at end of year	83,768	105,282	79,032

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

CASH FLOW STATEMENTS — (Continued)
August 31, 2006, 2005 and 2004

NOTE

Cash and cash equivalents

Cash and cash equivalents included in cash flow statements comprise the following amounts:

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Short term deposits with a licensed bank (exclude pledged deposits)	—	68,979	53,686
Cash and bank balances	83,768	36,303	25,346

	83,768	105,282	79,032

See accompanying notes to financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS

(1)  Business and organization

Smart Modular Technologies Sdn. Bhd. (the “SMART Malaysia”) is a company incorporated in Malaysia with its registered office at 3rd Floor, Wisma Wang, 251-A, Jalan Burma, 10350 Penang, Malaysia. The principal activities of SMART Malaysia are to carry on the business of suppliers and manufacturers of specialty and standard memory modules, flash memory cards, high performance embedded computer modules as well as communication card solutions and other electronic products associated with the semiconductor industry.

(2)  Summary of significant accounting policies

The following accounting policies are adopted by SMART Malaysia and are consistent with those adopted in previous years.

(a)	Basis of accounting

The financial statements of SMART Malaysia are prepared on the historical cost basis except as disclosed in the notes to the financial statements and in compliance with applicable approved accounting standards in Malaysia.

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

Leasehold land is amortized in equal installments over the respective lease period of 54 and 57 years.

On other property, plant and equipment, depreciation is calculated to write off the cost of property, plant and equipment on a straight-line basis over the terms of their estimated useful lives at the following principal annual rates:

Building and improvement	2% - 33%
Plant and machinery	20% - 50%
Computers	50%
Furniture, fittings and office equipment	20% - 50%

For assets transferred from holding and related corporations, the original cost and accumulated depreciation are taken up in the financial statements and depreciation is provided based on the original cost as from the date of transfer using the above bases so as to write off the net book value of the transferred assets over their remaining useful lives.

(c)	Impairment

The carrying amount of assets, other than inventories and financial assets, are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset’s recoverable amount is estimated. An impairment loss is recognized whenever the carrying amount of an asset or the cash-generating unit to which it belongs exceeds its recoverable amount. Impairment losses are recognized in the income statement.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

(i)	Non-Cumulative Redeemable Preference Shares

Non-cumulative redeemable preference shares are classified as a liability if they are redeemable on a specific date or at the option of the shareholders and dividends thereon are recognized in the income statement as financing cost.

(j)	Research and development

Expenditure on research activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized in the income statement as an expense as incurred.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized if the product or process is technically and commercially feasible and SMART Malaysia has sufficient resources to complete development. Other development expenditure is recognized in the income statement as an expense as incurred.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

The closing rate used in the translation is USD1.00 to RM3.68 (2005: USD1.00 to RM3.77)

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

i) Short term employee benefits

Wages, salaries and bonuses are recognized as expenses in the year in which the associated services are rendered by employees of SMART Malaysia. Short term accumulating compensated absences such as paid annual leave are recognized when services are rendered by employees that increase their entitlement to future compensated

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

absences, and short term non-accumulating compensated absences such as sick leave are recognized when absences occur.

ii) Defined contribution plans

Obligations for contributions to defined contribution plan are recognized as an expense in the income statement as incurred.

(3)  Property, plant and equipment

					Furniture,
	Long Term				Fittings and	Capital
	Leasehold	Building and	Plant and		Office	Expenditure-
	Land	Improvement	Machinery	Computers	Equipment	In-Progress	Total
	(Ringgit Malaysia in thousands)

Cost
At September 1, 2005	5,233	6,190	66,435	2,713	644	1,573	82,788
Reclassifications	—	1,573	—	—	—	(1,573)	—
Additions	—	1,655	3,976	78	—	—	5,709
Disposals	—	(95)	(8,988)	(419)	(78)	—	(9,580)

At August 31, 2006	5,233	9,323	61,423	2,372	566	—	78,917

Accumulated depreciation
At September 1, 2005	542	3,639	60,027	2,406	533	—	67,147
Charge for the year	96	986	4,733	242	49	—	6,106
Disposals	—	(95)	(8,197)	(419)	(78)	—	(8,789)

At August 31, 2006	638	4,530	56,563	2,229	504	—	64,464

Net book value
At August 31, 2006	4,595	4,793	4,860	143	62	—	14,453

At August 31, 2005	4,691	2,551	6,408	307	111	1,573	15,641

Depreciation charge for the year ended
August 31, 2005	96	553	5,582	173	53	—	6,457

August 31, 2004	96	588	6,761	139	58	—	7,642

Depreciation for the year is charged to the Income Statement as:

	2006	2005
	(Ringgit Malaysia in thousands)

— Depreciation expense	3,186	3,444
— Research and development (“R&D”) expenditure (being depreciation on equipment used for R&D purposes)	2,920	3,013

	6,106	6,457

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(4)  Inventories, at cost

	2006	2005
	(Ringgit Malaysia
	in thousands)

Raw materials	28,379	28,951
Work-in-progress	1,291	5,256
Manufactured inventories	17,333	12,951
Trading inventories	14,031	9,361

	61,034	56,519

(5)  Trade and other receivables

	2006	2005
	(Ringgit Malaysia
	in thousands)

Trade receivables
— Related corporations	71,914	28,891
— Others	215,248	169,283

	287,162	198,174
Other receivables, deposits and prepayments
— Related corporations	—	1,483
— Others	24,142	12,515

	24,142	13,998

	311,304	212,172

(6)  Cash and cash equivalents

	2006	2005
	(Ringgit Malaysia
	in thousands)

Short term deposits with licensed banks	—	69,179
Cash and bank balances	83,768	36,303

	83,768	105,482

Included in short-term deposits with licensed banks is RM NIL (2005: RM200,000) pledged to a bank for bank guarantee granted to SMART Malaysia.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(7)  Trade and other payables

	2006	2005
	(Ringgit Malaysia
	in thousands)

Trade payables
— Related corporations	64,901	3,925
— Others	215,933	173,151

	280,834	177,076
Other payables and accrued expenses
— Ultimate holding corporation	—	1,179
— Related corporation	2,708	16,656
— Others	14,389	24,075

	17,097	41,910

	297,931	218,986

Prior to April 16, 2004, the ultimate holding corporation was Solectron Corporation, a corporation incorporated in Delaware, United States of America. The immediate holding corporation was Smart Modular Technologies Inc., a corporation incorporated in the State of California, United States of America.

Solectron Corporation divested Smart Modular Technologies Inc. on April 16, 2004 to a group of investors led by Texas Pacific Group, Francisco Partners and Shah Capital Partners.

Subsequent to the aforesaid divestment, Smart Modular Technologies (WWH) Inc. became the ultimate holding corporation and the immediate holding corporation is Smart Modular Technologies (Foreign Holdings) Inc. Both corporations are incorporated in the Cayman Islands, United Kingdom.

The non-trade amounts due to the ultimate holding corporation and related corporation are unsecured, interest-free and not subject to fixed terms of repayment.

(8)  Share capital

	2006	2005
	(Ringgit Malaysia
	in thousands)

Authorized:
Ordinary shares of RM1 each
At beginning of the year	24,750	24,750
Addition during the year	—	—

At end of the year	24,750	24,750

Issued and fully paid:
Ordinary shares of RM1 each
At beginning of the year	11,650	11,650
Issue of ordinary shares of RM1 each	—	—

At end of the year	11,650	11,650

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(9)  Reserves

	2006	2005
	(Ringgit Malaysia
	in thousands)

Non-Distributable
Share premium	1,190	1,190
Distributable
Retained profits	159,766	158,044

	160,956	159,234

The share premium relates to the issuance of the non-cumulative redeemable preference shares.

Subject to agreement with the Inland Revenue Board, SMART Malaysia has sufficient Section 108 tax credit and tax-exempt income to frank and distribute its entire retained profits as dividends.

(10)  Non-cumulative redeemable preference shares

	2006	2005
	(Ringgit Malaysia in thousands)

Authorized:
Non-Cumulative Redeemable Preference Shares of RM1 each Authorized:

At beginning/end of the year	250	250

Issued and fully paid:
Non-Cumulative Redeemable Preference Shares of RM1 each Authorized:

At beginning/end of the year	50	50

The 50,000 non-cumulative redeemable preference shares (“NCRPS”) of RM1 each were issued at a premium of RM23.80 per share. The NCRPS are redeemable upon demand by the holders at par value together with a sum equal to the arrears of the preferential dividend declared upon passing a resolution by the holders of preference shares and upon giving notice of 60 days to the SMART Malaysia. The NCRPS are classified as long term liabilities in accordance with Malaysian Financial Reporting Standard (“FRS”) 132.

The holder of the non-cumulative redeemable preference shares of RM1 each:

i) shall be entitled to dividends declared by SMART Malaysia;

ii) shall be ranked in regards to return of capital and dividend in priority to the holders of the ordinary shares for the time being of SMART Malaysia;

iii) shall not have any right to vote upon any resolution other than those pertaining to the winding up of SMART Malaysia, reduction of share capital, amendment of the Memorandum and/or Articles of Association of SMART Malaysia affecting directly or indirectly the rights and privileges of the holder of preference shares;

iv) shall not be entitled to attend any general meeting unless the business of the meeting includes the consideration of a resolution upon which the holder of preference shares is entitled to vote;

v) shall have the right to demand redemption of any part of the preference shares at par value together with a sum equal to the arrears of the preferential dividend declared at any time upon passing a resolution by the holders of preference shares and upon giving notice of 60 days to SMART Malaysia; and

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

vi) in the event of winding up of SMART Malaysia, the holder of preference shares shall be entitled in priority to the holder of ordinary shares in paying of the capital paid up on the preference shares.

(11)  Revenue

Revenue represents the invoiced value of goods sold less returns.

(12)  Operating profit

Operating profit is arrived at:

	2006	2005	2004
	(Ringgit Malaysia in thousands)

After charging:
Auditors’ remuneration	224	402	25
Directors’ emoluments	1,269	835	869
Depreciation (Note 3)	3,186	3,444	4,146
Allowance for doubtful debts	6	—	4,915
Rental of building	520	672	651
Rental of equipment	—	28	116
Unrealized loss on foreign exchange	3,047	1,067	—
Realized loss on foreign exchange	1,132	—	—
Staff costs (excluding directors’ emoluments)	19,582	16,350	15,643
Research and development expenditure*	18,633	9,686	20,929
Allowance for inventory obsolescence	808	13,301	7,882
Loss on disposal of plant and equipment	—	—	625
and crediting:
Interest income	944	1,311	700
Gain on disposal of plant and equipment	273	—	—
Reversal of rental of equipment	305	—	—
Unrealized gain on foreign exchange	—	—	8
Realized gain on foreign exchange	—	333	162
Reversal of allowance for doubtful debts	—	797	—

*	The following are included in research and development expenditure:

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Directors’ emoluments	654	395	420
Depreciation (Note 3)	2,920	3,013	3,496
Rental of building	—	—	—
Rental of equipment	4	—	—
Staff costs (excluding directors’ emoluments)	3,002	2,260	2,226

The estimated monetary value of benefits received by directors other than in cash from SMART Malaysia amounted to RM47,000, RM35,000 and RM33,000 in 2006, 2005 and 2004, respectively.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The number of employees of SMART Malaysia at the end of the year was 434 (2005: 429; 2004: 486).

Staff costs and directors’ emoluments include contributions to the Employees’ Provident Fund of RM2,185,000, RM1,830,000 and RM1,604,000 in 2006, 2005 and 2004, respectively.

(13)  Tax expense

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Current tax expense
— Based on results for the year	2,695	2,372	196
— Prior years	(42)	(395)	—

	2,653	1,977	196

Reconciliation of effective tax expense

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Profit before tax	49,663	49,826	46,398

Income tax using Malaysian tax rate	13,906	13,951	12,992
Non-deductible expenses	2,164	316	1,259
Deferred tax benefits not recognized due to tax holidays	(1,219)	826	2,754
Tax incentives	(12,227)	(12,740)	(16,836)
Others	71	19	27

	2,695	2,372	196
Over provision in prior years	(42)	(395)	—

	2,653	1,977	196

SMART Malaysia was granted pioneer status under the Promotion of Investment Act, 1986 for design, development and manufacture of memory modules and data communication cards for an initial period of (5) five years commencing from 1 October 1999. The pioneer status tax holiday has been extended for another (10) ten years commencing from June 1, 2004 upon the expiry of the initial (5) five years granted.

SMART Malaysia was also granted the International Procurement Centre (“IPC”) status under Section 127 of the Income Tax Act, 1967 on April 30, 2004 which exempts SMART Malaysia’s income derived from its approved trading activities for a period of (10) ten years.

The tax expense relates to the domestic profit before tax of SMART Malaysia.

(14)  Dividends

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Interim dividends on ordinary shares
— 388.74% tax exempt (2005: 48.90% tax exempt; 2004:
24163.76% tax exempt)	45,288	5,697	60,409
— Nil (2005: Nil% tax exempt; 2004: 163.06% tax exempt)	—	—	18,998

	45,288	5,697	79,407

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(15)  Deferred tax

No deferred tax assets have been recognized for the following temporary differences:

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Property, plant and equipment
— capital allowances	5,260	6,092	6,412
Other deductible temporary differences	13,819	17,342	10,914

	19,079	23,434	17,326

The deductible temporary differences do not expire under current tax legislation. The deductible temporary differences are expected to reverse during the tax holiday periods and therefore, no deferred tax assets have been recognized.

The comparative figures have been restated to reflect the revised unabsorbed capital allowances and other deductible temporary differences available to SMART Malaysia.

(16)  Significant inter-company transactions

	2006	2005	2004*
	(Ringgit Malaysia in thousands)

Ultimate holding corporation
— Solectron Corporation
Purchases	—	—	202

Immediate Holding Corporation
— Smart Modular Technologies, Inc.
Sales	—	—	80,197
Purchases	—	—	144,614
Purchase of plant and equipment	—	—	—
Allocation of research & development costs	—	—	5,829
Allocation of management and other expenses	—	—	6,274

Related corporations
Sales	—	—	143,130
Purchases	—	—	17,015
Purchase of plant and equipment	—	—	639

	2006	2005	2004#
	(Ringgit Malaysia in thousands)

Related corporations
Sales	110,066	51,002	44,318
Purchases	195,687	198,391	82,442
Purchase of plant and equipment	—	—	19
Allocation of research & development costs	4,824	3,986	3,910
Allocation of management and other expenses	17,489	12,670	3,735

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

*	transactions prior to the divestment by Solectron Corporation on April 16, 2004

#	transactions subsequent to the divestment by Solectron Corporation on April 16, 2004

The above transactions were entered into in the normal course of business and the terms of which have been established on a negotiated basis.

(17)  Capital commitments

	2006	2005
	(Ringgit Malaysia in thousands)

Property, plant and equipment

— Contracted but not provided for in the financial statements	—	1,409

(18)  Contingent liability

SMART Malaysia acts as a guarantor to a foreign financial institution for banking facilities granted to certain related corporations namely, Smart Modular Technologies Inc., Smart Modular Technologies (Europe) Ltd. and Smart Modular Technologies (Puerto Rico) Inc. of up to RM128,766,000 during the financial year of which RM NIL has been utilized at balance sheet date.

(19)  Financial instruments

Financial risk management objectives and policies

Exposure to credit and foreign currency risk arises in the normal course of SMART Malaysia’s business. The Board reviews and agrees policies for managing each of these risks are summarized below.

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

Foreign currency risk

SMART Malaysia incurs foreign currency risk on sales, purchases and other transactions that are denominated in currencies other than the Ringgit Malaysia. The currency giving rise to this risk is primarily the US dollars.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Effective interest rates and repricing analysis

In respect of interest-earning financial asset, the following table indicates the effective interest rate at the balance sheet date and the periods, in which it reprices or matures, whichever is earlier.

	Effective
	Interest
	Rate per		Within	1-5
	Annum	Total	1 Year	Years
	%	(Ringgit Malaysia in thousands)

2006
Financial asset
Bank balances (interest earning)	4.66	63,655	63,655	—
2005
Financial asset
Short term deposits with licensed banks	2.93	69,179	69,179	—

Fair values

Recognized financial instruments

In respect of cash and cash equivalents, trade and other receivables and trade and other payables, the carrying amounts approximate fair value due to the relatively short-term nature of these financial instruments.

The fair value of the other financial liability carried on the balance sheet as at August 31, is represented in the following table:

	2006			2005
	Carrying	Fair		Carrying	Fair
	Amount	Value		Amount	Value
	(Ringgit Malaysia in thousands)

Non-cumulative redeemable preference shares (“NCRPS”)	50		#	50		#

#	It was not practicable to estimate the fair value of the financial liability without incurring excessive time and costs. The financial liability is carried at its original cost as stated in the balance sheet and the principal terms of the NCRPS are disclosed in Note 10 to the financial statements.

At the balance sheet date, there were no unrecognized financial instruments.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(20)  United States generally accepted accounting principles

As stated in note 2(a), the financial statements of SMART Malaysia have been prepared in accordance with applicable accounting standards approved in Malaysia (“Malaysian GAAP”) which differs in certain significant respects from Generally Accepted Accounting Policies in the United States (“US GAAP”). A reconciliation and description of the differences between Malaysian GAAP and US GAAP affecting Smart Malaysia are as follows:

(a)	Reconciliation of net income

The net income for the years ended August 31, under US GAAP appears as follows:

			2006	2005	2004
			(Ringgit Malaysia in thousands)

Net profit after tax as reported under Malaysian GAAP			47,010	47,849	46,202
Adjustment to cost of sales arising from the sale of inventories previously written up due to acquisition fair market value adjustment	(i	)	—	—	(908)
Adjustment to cost of sales for depreciation of property, plant and equipment previously written up due to acquisition fair market value adjustment	(i	)	(594)	(594)	(198)
Adjustment to cost of sales for amortization of intangible assets previously written up due to acquisition fair market value adjustment	(i	)	(765)	(765)	(255)
Adjustment to distribution cost for amortization of intangible assets previously written up due to acquisition fair market value adjustment	(i	)	(2,508)	(2,508)	(836)

Net profit after tax as reported under US GAAP			43,143	43,982	44,005

i)  Acquisition fair market value adjustments

On April 16, 2004, Smart Modular (WWH), Inc. and its wholly owned subsidiaries acquired the business unit known as Smart Modular Technologies from Solectron Corporation. Pursuant to the purchase of the business, fair market value adjustments relating to Smart Malaysia were recorded in accordance with SFAS No. 141: Business Combinations in which, property, plant and equipment, inventories and intangible assets (comprised primarily of customer relationships) of Smart Malaysia were written up to their appraised value. The fair market value adjustments were previously not recorded in the 2004 financial statements of Smart Malaysia as push down accounting is not required under Malaysian GAAP and was performed to present the financial statements in accordance with U.S. GAAP.

The US GAAP adjustments set out in the reconciliation reflects the additional cost of sales, depreciation and amortization expense arising from the assets of Smart Malaysia being written up to their appraised value.

ii)  Presentation of revenue

SMART entered into a Service Agreement with Cisco Systems, International B.V. and Hewlett Packard Asia Pte Ltd to provide services related to the implementation and maintenance of an inventory hub through Smart Malaysia. The revenue related to the above transactions was reported gross by Smart Malaysia under the Malaysian GAAP.

US GAAP requires that such revenue be reported net since SMART Malaysia is acting as an agent rather than as a principal. The US GAAP adjustment set out in the below reconciliation reflects the affected revenue net of the

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

attributable cost of sale for each of the respective financial year. The US GAAP adjustment has no impact on the gross profit and net income.

	2006	2005	2004
	(Ringgit Malaysia in thousands)

Net revenue as reported under Malaysian GAAP	1,807,701	1,501,905	1,351,560
Cost of sale to be netted against revenue	(1,128,289)	(915,269)	(613,423)

Net revenue as reported under US GAAP	679,412	586,636	738,137

(b)	Reconciliation of Shareholders’ Equity

Shareholders’ equity as at August 31, under US GAAP appears as follows:

	2006	2005
	(Ringgit Malaysia
	in thousands)

Shareholders’ equity as reported under Malaysian GAAP	172,606	170,884
Adjustment to record the revaluation surplus arising from the fair market value adjustment	17,534	17,534
Adjustment for cost of sales arising from the sale of inventories previously written up due to acquisition fair market value adjustment	(908)	(908)
Adjustment for depreciation for property, plant and equipment previously written up due to acquisition fair market value adjustment	(1,386)	(792)
Adjustment for amortization of intangible assets arising from acquisition fair market value adjustment	(7,637)	(4,364)
Adjustment to reduce intangible assets for income tax benefit recognized by US affiliate	(7,210)	—

Shareholders’ equity as reported under US GAAP	172,999	182,354

(c)	Balance sheet

			2006	2005
			(Ringgit Malaysia
			in thousands)

Total assets as reported under Malaysian GAAP			470,587	389,920
Adjustment to record property, plant and equipment at fair market value, net of accumulated depreciation	(i	)	393	987
Adjustment to record intangible assets at fair market value, net of accumulated amortization	(i	)	—	10,483

Total assets as reported under US GAAP			470,980	401,390

(i)	Acquisition fair market value adjustments

Pursuant to the business purchase as discussed in note 20(a)(i), the US GAAP adjustments set out in the above reconciliation are made to write up SMART Malaysia’s property, plant and equipment, and intangible assets (comprised primarily of customer relationships), to reflect these assets at their fair market value as of the acquisition date and subsequent depreciation and amortization arising from the push down accounting. During fiscal 2006, SMART Malaysia’s U.S. affiliate reduced a portion of the valuation allowance recorded against deferred tax assets obtained in the Acquisition. In accordance with U.S. GAAP, the benefit of the valuation allowance release was

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

allocated to first reduce to zero the carrying value of the acquired intangibles. The reduction in the carrying value of the intangibles resulting from this adjustment has been reflected in the push down accounting as an adjustment to shareholder’s equity.

(ii)  Cash and cash equivalents

Under Malaysian GAAP, the balance sheet classification of cash and cash equivalents includes restricted cash balances of RM NIL (2005: RM200,000). Under US GAAP, the restricted cash amounts would be separately identified as a current asset on the balance sheet at August 31, 2005.

(d)	Statement of cash flows

Interest received of RM944,000, RM1,311,000 and RM700,000 for the financial years ended August 31, 2006, 2005 and 2004, respectively, are reflected as cash flow from investing activities. Under US GAAP, such cash flow would have been reflected as operating activities.

CONSOLIDATED AND COMBINED FINANCIAL STATEMENT SCHEDULE

The consolidated and combined financial statement Schedule II — VALUATION AND
QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to		Balance at
Description	Period	Operations	(Deductions)	End of Period
	(Dollars in thousands)

Year ended August 31, 2006
(Successor Business):
Allowance for doubtful accounts receivable and credit returns	$2,629	$4,323	$(4,360)	$2,592
Year ended August 31, 2005
(Successor Business):
Allowance for doubtful accounts receivable and credit returns	$3,267	$471	$(1,109)	$2,629
Period ended August 31, 2004
(Successor Business):
Allowance for doubtful accounts receivable and credit returns	$3,547	$501	$(781)	$3,267
Period ended April 16, 2004
(Predecessor Business):
Allowance for doubtful accounts receivable and credit returns	$2,371	$1,524	$(348)	$3,547

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
Name: Iain MacKenzie

Title:	President and Chief Executive Officer

Date: October 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Iain MacKenzie Iain MacKenzie	President, Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2006

/s/ Jack A. Pacheco Jack A. Pacheco	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2006

/s/ Ajay Shah Ajay Shah	Chairman of the Board of Directors	October 27, 2006

/s/ Eugene Frantz Eugene Frantz	Director	October 27, 2006

/s/ Dipanjan Deb Dipanjan Deb	Director	October 27, 2006

/s/ John Marren John Marren	Director	October 27, 2006

/s/ Chong Sup Park Chong Sup Park	Director	October 27, 2006

/s/ Mukesh Patel Mukesh Patel	Director	October 27, 2006

/s/ Ezra Perlman Ezra Perlman	Director	October 27, 2006

/s/ Clifton Thomas Weatherford Clifton Thomas Weatherford	Director	October 27, 2006

EXHIBIT INDEX

Exhibit No.		Document

2	.1*	Transaction Agreement, dated February 11, 2004, by and among Solectron Corporation, Solectron Global Holdings L.P., Solectron Serviços E Manufactura Do Brasil Ltda., SMART Modular Technologies, Inc., Modular, Inc., Modular Merger Corporation and Modular (Cayman) Inc.
3	.1(a)	Form of Amended and Restated Memorandum of Association of the Company
3	.2(a)	Form of Amended and Restated Articles of Association of the Company
4	.1(b)	Indenture, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.2(b)	Registration Rights Agreement dated as of March 28, 2005 between the Company, the guarantors party thereto, Citigroup Global Markets Inc. and Lehman Brothers, Inc.
4	.3(b)	Form of Note (included in Exhibit 4.1)
4	.4(b)	Form of Exchange Note (included in Exhibit 4.1)
4	.5(b)	Security Agreement, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.6(b)	Intercreditor Agreement, dated as of March 28, 2005, among Wells Fargo Foothill, Inc., as Credit Agent, U.S. Bank National Association, as trustee, and the Company
4	.7(b)	Intercompany Subordination Agreement, dated as of March 28, 2005, among U.S. Bank National Association, as trustee, the Company and the other obligors party thereto
4	.8(a)	Form of Shareholders’ Agreement among the Company and certain other parties named therein
4.9		[Reserved]
4	.10(b)	Amended and Restated Loan and Security Agreement, dated as of March 28, 2005, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, and certain other persons named therein
4	.11(b)	Amended and Restated Intercompany Subordination Agreement, dated as of March 28, 2005, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico), Inc., Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein
4	.12(b)	First Amendment to Guaranty, dated April 20, 2005, among Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein
10	.1(b)	Form of Indemnification Agreement
10	.2(a)	Form of Amended and Restated Stock Incentive Plan
10	.3(a)	Form of Stock Option Agreement
10	.4(b)	Offer Letter, dated February 11, 2004, from Modular, L.L.C. to Iain MacKenzie
10	.5(b)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Alan Marten
10	.6(b)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Wayne Eisenberg
10	.7(b)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Michael Rubino
10	.8(b)	Offer Letter, dated February 12, 2004, from Modular, L.L.C. to Jack A. Pacheco
10	.9(b)	USD $40,000,000 Interest Rate Swap Transaction, dated April 26, 2005, between the Company and Wells Fargo Foothill, Inc.
10	.10(b)	USD $41,250,000 Interest Rate Swap Transaction, dated April 26, 2005, between the Company and Wells Fargo Foothill, Inc.
10	.11(b)	ISDA Master Agreement, dated as of April 20, 2005, between Wells Fargo Foothill, Inc. and SMART Modular Technologies (WWH), Inc.
10	.12(b)	Lease Agreement, dated April 16, 2004, by and between Solectron USA, Inc. and SMART Modular Technologies, Inc., as amended (relating to the property at 4211 Starboard Drive, Fremont, California)
10	.13(c)	Corporate Purchase Agreement, dated as of May 1, 2001, by Compaq Computer Corporation and by SMART Modular Technologies, Inc.

Exhibit No.		Document

10	.14(d)	Amendment to Corporate Purchase Agreement, dated September 1, 2004, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.15(d)	Amendment Number 2 to Corporate Purchase Agreement, dated January 20, 2005, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.16(b)	Advisory Agreement, dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.17(b)	Letter Amendment, dated June 17, 2005, to Advisory Agreement dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.18(b)	Advisory Agreement, dated April 16, 2004, among SMART Modular Technologies, Inc., T3 GenPar II, L.P., TPG GenPar III, L.P., and TPG GenPar IV, L.P.
10	.19(b)	Advisory Agreement, dated April 16, 2004, between SMART Modular Technologies, Inc. and Francisco Partners, L.P.
10	.20(a)	Form of Amendment No. 2 to the Advisory Agreement (Exhibit 10.16)
10	.21(a)	Form of Amendment No. 1 to the Advisory Agreement (Exhibit 10.18)
10	.22(a)	Form of Amendment No. 1 to the Advisory Agreement (Exhibit 10.19)
10	.23(a)	Form of Amended and Restated Indemnification Agreement
14.1		SMART Modular Technologies Code of Business Conduct and Ethics
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Auditors
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on November 30, 2005 (File No. 333-129134).

(a)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed on January 10, 2006 (File No. 333-129134).

(b)	Incorporated by reference to the Exhibits filled with the Company’s Registration Statement on Form S-4, filed on August 11, 2005 (File No. 333-127442).

(c)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on December 20, 2005 (File No. 333-129134).

(d)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on October 19, 2005 (File No. 333-129134).