Form 10-Q
period 2006-11-24
SMART Modular Technologies (WWH), Inc.
filed 2006-12-22
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 24, 2006
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

The number of registrant’s ordinary shares outstanding as of November 30, 2006 was 58,974,284.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2006	2006
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$94,005	$85,620
Accounts receivable, net of allowances of $2,805 and $2,592 as of November 30, 2006 and August 31, 2006, respectively	229,168	208,652
Inventories	81,498	65,902
Prepaid expenses and other current assets	15,867	17,531

Total current assets	420,538	377,705
Property and equipment, net	26,775	25,971
Goodwill	3,187	3,187
Other non-current assets	16,165	19,593

Total assets	$466,665	$426,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,895	$169,349
Accrued expenses and other current liabilities	27,845	27,325

Total current liabilities	220,740	196,674
Long-term debt	81,250	81,250
Other long-term liabilities	1,637	1,637

Total liabilities	303,627	279,561

Shareholders’ equity:
Ordinary shares	10	10
Additional paid-in capital	86,599	85,251
Deferred stock-based compensation	(492)	(555)
Accumulated other comprehensive income	451	272
Retained earnings	76,470	61,917

Total shareholders’ equity	163,038	146,895

Total liabilities and shareholders’ equity	$466,665	$426,456

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005
	(In thousands, except
	per share data)
	(Unaudited)

Net sales	$237,170	$158,262
Cost of sales*	199,258	127,661

Gross profit	37,912	30,601

Operating expenses:
Research and development*	4,040	3,468
Selling, general and administrative*	14,254	12,902
Advisory service agreements’ fees	—	750

Total operating expenses	18,294	17,120

Income from operations	19,618	13,481
Interest expense, net	(2,087)	(2,982)
Other income (expense), net	(71)	131

Total other expense, net	(2,158)	(2,851)

Income before provision for income taxes	17,460	10,630
Provision for income taxes	2,907	1,284

Net income	$14,553	$9,346

Net income per ordinary share, basic	$0.25	$0.19

Shares used in computing basic net income per ordinary share	58,663	49,071

Net income per ordinary share, diluted	$0.23	$0.17

Shares used in computing diluted net income per ordinary share	63,488	53,738

* Stock-based compensation by category:
Cost of sales	$113	$30
Research and development	272	95
Selling, general and administrative	564	311

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005
	(In thousands)
	(Unaudited)

Net income	$14,553	$9,346
Other comprehensive income, net of tax:
Changes in fair value of derivative instruments accounted for as cash flow hedges	(310)	785
Foreign currency translation adjustments	489	274

Comprehensive income	$14,732	$10,405

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,521	$(12,919)

Cash flows from investing activities:
Capital expenditures	(2,635)	(4,933)
Cash paid for acquisition of business, net of cash acquired	—	(680)
Proceeds from sale of assets	—	125
Other, net	3	—

Net cash used in investing activities	(2,632)	(5,488)

Cash flows from financing activities:
Net advance on revolving line of credit	—	1,768
Repayment of customer advance	—	(1,000)
Excess tax benefits from share-based compensation	289	—
Proceeds from issuance of ordinary shares from stock option exercises	174	46

Net cash provided by financing activities	463	814

Effect of exchange rate changes on cash and cash equivalents	33	(44)

Net increase (decrease) in cash and cash equivalents	8,385	(17,637)
Cash and cash equivalents at beginning of period	85,620	75,970

Cash and cash equivalents at end of period	$94,005	$58,333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	1,784	3,110
Income taxes	1,273	523

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. (the Company) are as of November 30, 2006 and August 31, 2006 and for the three months ended November 30, 2006 and 2005. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2007. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2006, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August and a 13- to 14- week fiscal quarter ending on the last Friday of the calendar quarter. The Company’s first quarters of fiscal 2007 and 2006 ended on November 24, 2006 and November 25, 2005, respectively. The Company’s latest fiscal year ended on August 25, 2006. For clarity of presentation, the Company has indicated its first quarters as having ended on November 30 and its fiscal year as having ended on August 31.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Product and Service Revenue

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred for shipping and handling are classified as cost of sales.

In addition, the Company has arrangements with select customers that are accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. SMART provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $272.5 million and $186.4 million for the three months ended November 30, 2006 and 2005, respectively. Total service revenue recorded for the three months ended November 30, 2006 and 2005 amounted to approximately $12.7 million and $10.4 million, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The Company adopted the provisions of SFAS No. 154 effective September 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require new fair value measurements. SFAS No. 157 is effective for the Company no later than the first quarter of fiscal 2009. SMART is currently analyzing the requirements of SFAS No. 157 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. SAB 108 is effective for the Company no later than the fourth quarter of fiscal 2007. SMART is currently analyzing the requirements of SAB 108 and has not yet determined the impact, if any, on its financial position or results of operations.

NOTE 2 — Initial Public Offering

In February 2006, the Company sold 9,090,909 of its ordinary shares in its initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

NOTE 3 — Stock-Based Compensation

Effective September 1, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company adopted SFAS No. 123R prospectively because prior to the period of adoption it was a non-public entity that used the minimum value method for pro forma disclosure, as prescribed by the provisions of SFAS No. 123.

The Company amortizes stock-based compensation on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Description

The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of November 30, 2006, the Company is authorized to issue up to 11,229,948 ordinary shares under this plan.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended November 30, 2006 is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s SAB No. 107, Share-Based Payment. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Three Months
Ended
November 30,
2006

Stock options:
Expected term	6.25 years
Expected volatility	77%
Risk-free interest rate	4.66%
Expected dividends	—

A summary of option activity as of November 30, 2006, and changes during the quarter then ended, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
			Remaining
			Contractual	Aggregate
		Weighted Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at September 1, 2006	6,791	$1.68
Options granted	1,522	10.00
Options exercised	(524)	(0.33)
Options forfeited	(56)	(2.01)

Options outstanding at November 30, 2006	7,733	3.41	8.4	$64,420

Options exercisable at November 30, 2006	2,676	$0.92	7.9	$28,938

Options vested and expected to vest at November 30, 2006	7,383	$3.29	8.4	$62,415

The weighted average grant date fair value of options granted during the quarter ended November 30, 2006 was $7.12 per option. The total intrinsic value of options exercised during the quarter ended November 30, 2006 was $5.0 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s non-vested stock options as of November 30, 2006, and changes during the quarter ended November 30, 2006, is presented below (in thousands, except per share data):

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at September 1, 2006	4,131	$2.06
Non-vested stock options granted	1,522	7.12
Vested stock options	(540)	(1.89)
Forfeited stock options	(56)	(1.40)

Non-vested stock options at November 30, 2006	5,057	$3.59

As of November 30, 2006, there was approximately $16.0 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of stock options vested during the quarter ended November 30, 2006, was approximately $1.0 million.

As a result of adopting SFAS No. 123R on September 1, 2005, the Company’s income before provision for income taxes and net income for the quarter ended November 30, 2006, was approximately $0.8 million lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Both basic and diluted net income per ordinary share for the quarter ended November 30, 2006 were $0.01 lower due to the adoption of SFAS No. 123R.

NOTE 4 — Net Income Per Share

Basic net income per ordinary share is calculated by dividing net income by the weighted average of ordinary shares outstanding during the period. Diluted net income per ordinary share is calculated by dividing net income by the weighted average ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method.

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share, in thousands, except per share data.

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005

Numerator:
Net income	$14,553	$9,346
Denominator:
Weighted average ordinary shares	58,663	49,071

Effect of dilutive securities:
Stock options	4,825	4,667

Total ordinary shares, diluted	63,488	53,738
Net income per ordinary share, basic	$0.25	$0.19

Net income per ordinary share, diluted	$0.23	$0.17

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company excluded 1,527,830 and 1,326,428 stock options from the computation of diluted net income per ordinary share for the three months ended November 30, 2006 and 2005, respectively, as their inclusion would have been anti-dilutive.

NOTE 5 — Related Party Information

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

Specific services provided by such advisors have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee and independent director stock incentive plan, and negotiation of certain employment arrangements. The Company incurred approximately $-0- and $0.8 million in management fees pursuant to the advisory service agreements for the three months ended November 30, 2006 and 2005, respectively. The advisory service agreements were terminated during the second quarter of fiscal 2006 for a one-time payment of $9.0 million which was expensed in that period.

NOTE 6 — Inventories

Inventories consist of the following as of November 30, 2006 and August 31, 2006 (in thousands):

	November 30,	August 31,
	2006	2006

Raw materials	$41,408	$29,249
Work-in process	9,901	5,098
Finished goods	30,189	31,555

	$81,498	$65,902

As of November 30, 2006 and August 31, 2006, approximately $-0- and $2.9 million, respectively, of slow moving inventory estimated to be sellable beyond one year, has been classified as non-current inventory and included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 7 — Income Taxes

The income tax provision for the interim periods is based on the Company’s best estimate of the effective tax rate it expects to be applicable for the full fiscal year. Changes in the interim period for the tax (or benefit) related to items other than ordinary income are individually computed and recognized when the items occur. The provision for income tax expense is summarized as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005

Current	$2,508	$1,371
Deferred	399	(87)

Total	$2,907	$1,284

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Worldwide income before provision for income taxes for the three months ended November 30, 2006 and 2005, consisting of the following components (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005

U.S. income	$1,423	$386
Non-U.S. income	16,037	10,244

Total	$17,460	$10,630

NOTE 8 — Long-Term Debt

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

The net proceeds from the Offering of approximately $120.1 million, were used to repay outstanding indebtedness of approximately $42.3 million under the Company’s existing revolving loan and security agreement, redeem all of the outstanding shares of the Company’s Series A redeemable preferred shares for an aggregate amount of $65.1 million, with the remaining $12.7 million used for general corporate purposes.

The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. Debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.

On March 10, 2006, the Company used approximately $49.0 million of its proceeds from the initial public offering to redeem $43.8 million of the Notes. This redemption payment included approximately $4.4 million and $0.8 million in redemption premium and accrued interest, respectively. The Company incurred a redemption loss of approximately $5.9 million, consisting of the redemption premium of $4.4 million and the write-off of approximately $1.5 million of unamortized debt issuance costs in the third quarter of fiscal 2006.

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

As of November 30, 2006, the New Credit Facility was fully repaid, with available borrowing capacity of $35.0 million and the Company was in compliance with its covenants as required by the New Credit Facility agreement.

NOTE 9 — Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and New Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of November 30, 2006.

Derivative Instruments

On April 28, 2005, the Company entered into two interest rate swap agreements (Swaps) with Wells Fargo Foothill, Inc. The Swaps are for $41.3 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the 144A Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.3 million of the 144A Notes with fixed interest rates through the respective Expiration Dates. The Swaps are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $1.0 million and $1.6 million as of November 30, 2006 and August 31, 2006, respectively.

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

NOTE 10 — Commitments and Contingencies

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

The following table presents the changes in the Company’s accrued warranty (in thousands):

Three Months
Ended
November 30,
2006

Balance of accrual at August 31, 2006	$505
Warranty claims	(268)
Provision for product warranties	330

Balance of accrual at November 30, 2006	$567

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

NOTE 11 — Segment and Geographic Information

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

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005

Geographic net sales:
U.S.A.	$154,769	$101,757
Other North and Latin America	31,144	15,700
Europe	19,226	14,903
Asia	32,031	25,902

	$237,170	$158,262

	November 30,	August 31,
	2006	2006

Property and equipment:
U.S.A.	$6,095	$5,400
Other North and Latin America	16,071	15,861
Europe	44	49
Asia	4,565	4,661

	$26,775	$25,971

NOTE 12 — Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total revenues, are as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005

Customer A	52%	46%
Customer B	11%	18%

As of November 30, 2006, approximately 51% and 27% of accounts receivable were concentrated with these customers, respectively. As of August 31, 2006, approximately 50% and 30% of accounts receivable were concentrated with these customers, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — Interest Expense, Net

The following table summarizes the components of interest expense, net (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005

Interest income	$500	$264
Interest expense	(2,587)	(3,246)

Interest expense, net	$(2,087)	$(2,982)

NOTE 14 — Subsidiary Guarantors

The Company has not presented separate combined financial statements of subsidiary guarantors of the Notes, as (1) each of the subsidiary guarantors is wholly owned by the Company, the issuer of the Notes, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) the Company has no independent assets and operations and all subsidiaries of the Company other than the subsidiary guarantors are minor.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. We anticipate that our general and administrative expenses will increase in fiscal 2007 as we incur increased accounting and legal expenses associated with compliance with the requirements of the Sarbanes Oxley Act of 2002.

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

The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended
	November 30,
	2006	2005

Product net sales	$224,448	$147,859
Service revenue	12,722	10,403

Net sales	237,170	158,262
Plus: Cost of sales*	259,736	175,998

Gross billing to customers	$496,906	$334,260

*	Represents cost of sales netted against sales accounted for on an agency basis.

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

Restructuring Charges

We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, subleasing assumptions and operations restructuring accruals; and adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual costs may differ from our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring and impairment costs line of our consolidated statements of operations.

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

Results of Operations

The following is a summary of our results of operations for the three months ended November 30, 2006 and 2005 (in millions):

	Three Months Ended
	November 30,
	2006	2005

Net sales	$237.2	$158.3
Cost of sales	199.3	127.7

Gross profit	37.9	30.6
Operating Expenses:
Research and development	4.0	3.5
Selling, general and administrative	14.3	12.9
Advisory service agreements’ fees	—	0.8

Total operating expenses*	18.3	17.1

Income from operations	19.6	13.5
Interest expense, net	(2.1)	(3.0)
Other income (expense), net	(0.1)	0.1

Total other expense, net	(2.2)	(2.9)

Income before provision for income taxes*	17.5	10.6
Provision for income taxes	2.9	1.3

Net income	$14.6	$9.3

*	Summations may not compute precisely due to rounding.

Three Months Ended November 30, 2006 as Compared to the Three Months Ended November 30, 2005

Net Sales

Net sales for the three months ended November 30, 2006 were $237.2 million, or a 50% increase from $158.3 million for the three months ended November 30, 2005. This increase was primarily due to a $74.7 million increase in net sales to our OEM customers, which was in turn driven primarily by higher average selling prices. Included in net sales for the three months ended November 30, 2006 is $1.8 million of sales, the corresponding cost of sales of which were recorded in a prior period, related to products shipped in the fourth quarter of fiscal 2006 under a customer arrangement for which the fee was not fixed or determinable, or collectibility reasonably assured at the time of sale.

Cost of Sales

Cost of sales for the three months ended November 30, 2006 was $199.3 million, or a 56% increase from $127.7 million for the three months ended November 30, 2005. Cost of sales as a percent of net sales increased to 84% for the three months ended November 30, 2006 from 81% for the three months ended November 30, 2005. The $71.6 million increase in cost of sales was principally due to the overall increase in net sales to our OEM customers. Included in cost of sales for the three months ended November 30, 2006 is approximately $1.3 million related to products shipped under a customer arrangement with no corresponding revenue, as the related revenue has been deferred to future periods because the fee was not fixed or determinable, or collectibility reasonably assured, at the time of sale.

Gross Profit

Gross profit for the three months ended November 30, 2006 was $37.9 million, or a 24% increase from $30.6 million for the three months ended November 30, 2005. Gross margin decreased from 19% for the three months ended November 30, 2005 to 16% for the three months ended November 30, 2006. The increase in gross profit was primarily due to the higher net sales to our OEM customers, while the decrease in gross margin was principally due to higher average selling prices.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2006 were $4.0 million, or a 14% increase from $3.5 million for the three months ended November 30, 2005. This increase was primarily due to headcount and annual pay raise increases of approximately $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended November 30, 2006 were $14.3 million, or an 11% increase from $12.9 million for the three months ended November 30, 2005. This change was mainly the result of a net increase in SG&A headcount and annual payroll expenses of approximately $0.7 million, approximately $0.3 million increase in stock-based compensation expense and approximately $0.4 million increase in commission and travel expenses.

Advisory Service Agreements’ Fees

We did not incur fees under the advisory service agreements for the three months ended November 30, 2006. We incurred $0.8 million in such fees for the three months ended November 30, 2005. Our obligation to pay annual fees under these agreements was terminated in February 2006.

Interest Expense, Net

Net interest expense for the three months ended November 30, 2006 was $2.1 million, compared to $3.0 million for the three months ended November 30, 2005. This decrease was principally due to the redemption of $43.8 million aggregate principal amount of the Notes during our third quarter of fiscal 2006.

Other Income (Expense), Net

Net other income (expense) for the three months ended November 30, 2006 was $(0.1) million compared to approximately $0.1 million for the three months ended November 30, 2005. This $0.2 million decrease in other income was primarily due to a $0.1 million gain on disposal of assets in the first quarter of fiscal 2006

Provision for Income Taxes

The effective tax rates for the three months ended November 30, 2006 and 2005 were approximately 17% and 12%, respectively. The effective tax rate differs from the 35% U.S. statutory tax rate principally due to profits being generated in non-U.S., lower tax rate jurisdictions. The principal cause of the 5% increase in our effective tax rate was a non-recurring reduction of our effective tax rate by 6% in connection with the approval of our tax exemption in Puerto Rico during the three months ended November 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements.

Debt Service

As of November 30, 2006, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with approximately $35.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

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

Senior Secured Floating Rate Exchange Notes Due April 2012.  Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with all such covenants at November 30, 2006.

Capital Expenditures

Future capital expenditures focus on test and manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades and continued spending on research and development. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the senior secured credit facility will be adequate to implement our current plans.

Sources of Funds

We anticipate that operating cash flow, together with available borrowings under our senior secured credit facility, will be sufficient to meet our working capital needs, and fund our research and development and capital expenditures and service requirements on our debt obligations for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.

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

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings and the sale of preferred shares to and advances from Modular, L.L.C. and in

February 2006, our initial public offering. As of November 30, 2006, our cash and cash equivalents were approximately $94.0 million.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $10.5 million for the three months ended November 30, 2006, compared to net cash used by operating activities of $12.9 million for the three months ended November 30, 2005. This change was principally the result of increases in net income of $5.2 million, together with increases in the change in accounts payable and accrued expenses and other current liabilities of $15.1 million and $3.9 million, respectively, and decreases in the change of prepaid expenses and other current assets of $8.7 million, offset by increases in the change of inventory of $8.4 million.

Cash Flows from Investing Activities.  Net cash used in investing activities was $2.6 million for the three months ended November 30, 2006, compared to net cash used in investing activities of approximately $5.5 million for the three months ended November 30, 2005. This change was primarily the result of an increased level of capital expenditures of approximately $2.3 million during the three months ended November 30, 2005 principally in connection with our packaging facility in Brazil, together with the acquisition of ConXtra for approximately $0.7 million during the three months ended November 30, 2005.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $0.5 million for the three months ended November 30, 2006, principally unchanged from $0.8 million in net cash provided by financing for the three months ended November 30, 2005 and related to proceeds from, and related excess tax benefits in connection with, stock option exercises by employees.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. We adopted the provisions of SFAS No. 154 effective September 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on our financial position or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 becomes effective for us in the first quarter of fiscal 2008. We are currently analyzing the requirements of FIN 48 and have not yet determined its impact, if any, on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require new fair value measurements. SFAS No. 157 becomes effective for us no later than the first quarter of fiscal 2009. We are currently analyzing the requirements of SFAS No. 157 and have not yet determined its impact, if any, on our financial position or results of operations.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. SAB 108 becomes effective for us no later than the fourth quarter of fiscal 2007. We are currently analyzing the requirements of SAB 108 and have not yet determined its impact, if any, on our financial position or results of operations.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate notes. In addition, our senior secured credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each

1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 million and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.

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

Risks Related to Our Business

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources.

Compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements is costly and time-consuming. We are currently performing the system and process evaluation and testing required in order to prepare for the auditor attestation under Section 404. If we identify any issues in complying with those requirements (for example, if we or our accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs and expend significant management attention rectifying those issues. While we anticipate being able to fully implement the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the NASDAQ Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
Name: Iain MacKenzie

Title:	President and Chief Executive Officer

By:	/s/ JACK A. PACHECO
Name: Jack A. Pacheco

Title:	Senior Vice President and Chief Financial Officer

Date: December 22, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002