Form 10-Q
period 2007-03-02
SMART Modular Technologies (WWH), Inc.
filed 2007-03-30
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 2, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-51771

SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	20-2509518
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4211 Starboard Drive
Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of March 23, 2007 was 59,755,155.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2007	2006
	(In thousands)
ASSETS

Cash and cash equivalents	$107,426	$85,620
Accounts receivable, net of allowances of $2,547 and $2,592 as of February 28, 2007 and August 31, 2006, respectively	218,819	208,652
Inventories	86,999	65,902
Prepaid expenses and other current assets	13,723	17,531

Total current assets	426,967	377,705
Property and equipment, net	27,396	25,971
Goodwill	3,187	3,187
Other non-current assets	15,399	19,593

Total assets	$472,949	$426,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$182,828	$169,349
Accrued expenses and other current liabilities	27,626	27,325

Total current liabilities	210,454	196,674
Long-term debt	81,250	81,250
Other long-term liabilities	1,637	1,637

Total liabilities	293,341	279,561

Shareholders’ equity:
Ordinary shares	10	10
Additional paid-in capital	88,800	85,251
Deferred stock-based compensation	(436)	(555)
Accumulated other comprehensive income	794	272
Retained earnings	90,440	61,917

Total shareholders’ equity	179,608	146,895

Total liabilities and shareholders’ equity	$472,949	$426,456

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net sales	$239,137	$163,732	$476,307	$321,994
Cost of sales*	197,975	133,987	397,233	261,648

Gross profit	41,162	29,745	79,074	60,346

Research and development*	4,450	3,912	8,490	7,380
Selling, general and administrative*	16,756	12,862	31,010	25,764
Advisory service agreements’ fees	—	9,553	—	10,303

Total operating expenses	21,206	26,327	39,500	43,447

Income from operations	19,956	3,418	39,574	16,899
Interest expense, net	(2,336)	(2,891)	(4,423)	(5,873)
Other (expense) income, net	(265)	246	(336)	377

Total other expense, net	(2,601)	(2,645)	(4,759)	(5,496)

Income before provision (benefit) for income taxes	17,355	773	34,815	11,403
Provision (benefit) for income taxes	3,385	(10)	6,292	1,274

Net income	$13,970	$783	$28,523	$10,129

Net income per ordinary share, basic	$0.24	$0.02	$0.48	$0.20

Shares used in computing basic net income per ordinary share	59,396	51,273	59,043	50,166

Net income per ordinary share, diluted	$0.22	$0.01	$0.45	$0.18

Shares used in computing diluted net income per ordinary share	63,790	56,304	63,653	55,015

* Stock-based compensation by category:

Cost of sales	$133	$41	$246	$71
Research and development	271	128	543	223
Selling, general and administrative	813	279	1,377	590
See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
		(In thousands)
Net income	$13,970	$783	$28,523	$10,129
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative instruments accounted for as cash flow hedges	76	569	(234)	1,354
Foreign currency translation adjustments	266	189	755	463

Comprehensive income	$14,312	$1,541	$29,044	$11,946

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$25,434	$(5,239)

Cash flows from investing activities:
Capital expenditures	(5,177)	(12,338)
Sale of short term investments	—	5,071
Cash paid for acquisition of businesses, net of cash acquired	—	(680)
Proceeds from sale of assets	—	130
Other	3	—

Net cash used in investing activities	(5,174)	(7,817)

Cash flows from financing activities:
Repayment of customer advance	—	(1,000)
Proceeds from issuance of ordinary shares from stock option exercises	834	49
Excess tax benefits from share-based compensation	669	—
Proceeds from issuance of ordinary shares in an initial public offering, net of offering expenses paid	—	75,233

Net cash provided by financing activities	1,503	74,282

Effect of exchange rate changes on cash and cash equivalents	43	(34)

Net increase in cash and cash equivalents	21,806	61,192
Cash and cash equivalents at beginning of period	85,620	75,970

Cash and cash equivalents at end of period	$107,426	$137,162

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	3,679	6,171
Income taxes	4,229	910
See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. (the Company) are as of February 28, 2007 and August 31, 2006 and for the three and six months ended February 28, 2007 and 2006. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2007. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2006, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s second quarters of fiscal 2007 and 2006 ended on March 2, 2007 and February 24, 2006 and contained 14 weeks and 13 weeks, respectively. The Company’s fiscal year ended on August 25, 2006. For clarity of presentation, the Company has indicated its second quarters as having ended on February 28 and its fiscal year as having ended on August 31.
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
   Product and Service Revenue
     The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.
     In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $329.9 million and $185.1 million for the three months ended February 28, 2007 and 2006, respectively. Total service revenue recorded for the three months ended February 28, 2007 and 2006 amounted to approximately $13.9 million and $11.6 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $602.3 million and $371.5 million for the six months ended February 28, 2007 and 2006, respectively. Total service revenue recorded for the six months ended February 28, 2007 and 2006 amounted to approximately $26.6 million and $22.0 million, respectively.
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
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently analyzing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require new fair value measurements. SFAS No. 157 is effective for the Company no later than the first quarter of fiscal 2009. The Company is currently analyzing the requirements of SFAS No. 157 and has not yet determined the impact, if any, on its financial position or results of operations.
     In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. SAB 108 is effective for the Company no later than the fourth quarter of fiscal 2007. The Company is currently analyzing the requirements of SAB 108 and has not yet determined the impact, if any, on its financial position or results of operations.
     In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company in the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of adopting EITF 06-03 on its financial position or results of operations.
NOTE 2 — Public Offering
     In February 2006, the Company sold 9,090,909 of its ordinary shares in its initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.
     In January 2007, the Company closed a secondary public offering of its ordinary shares, whereby its selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. The Company did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were secondary, and incurred approximately $0.8 million in offering expenses in connection with this offering. These offering expenses were recorded in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2007, in selling, general and administrative expenses.
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
   Plan Description
     The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of February 28, 2007, the Company is authorized to issue up to 11,229,948 ordinary shares under this plan.
   Summary of Assumptions and Activity
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the six months ended February 28, 2007 is based on the historical volatilities of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s SAB No. 107, Share-Based Payment. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Six Months
Ended
February 28, 2007
Stock options:
Expected term (years)	6.25
Expected volatility	73%
Risk-free interest rate	4.58%
Expected dividends	—
     A summary of option activity as of and for the six months ended February 28, 2007, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at September 1, 2006	6,791	$1.68
Options granted	1,681	10.17
Options exercised	(1,282)	(0.65)
Options forfeited	(174)	(3.96)

Options outstanding at February 28, 2007	7,016	3.85	8.3	$47,109

Options exercisable at February 28, 2007	2,462	$1.50	7.7	$22,225

Options vested and expected to vest at February 28, 2007	6,720	$3.73	8.2	$45,925

     The weighted average fair value of options granted during the six months ended February 28, 2007 was $7.18 per option. The total intrinsic value of options exercised during the six months ended February 28, 2007 was $14.1 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
     A summary of the status of the Company’s non-vested stock options as of February 28, 2007, and changes during the six months ended February 28, 2007, is presented below (in thousands, except per share data):

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at September 1, 2006	4,131	$2.06
Non-vested stock options granted	1,681	7.18
Vested stock options	(1,084)	(2.29)
Forfeited stock options	(174)	(2.80)

Non-vested stock options at February 28, 2007	4,554	$3.85

     As of February 28, 2007, there was approximately $15.8 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the six months ended February 28, 2007 was approximately $2.5 million.
     As a result of adopting SFAS No. 123R on September 1, 2005, the Company’s income before provision for income taxes for the three and six months ended February 28, 2007, was approximately $1.1 million and $1.8 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per ordinary share for the three months ended February 28, 2007 were $0.01 and $0.02 lower due to the adoption of SFAS No. 123R, respectively. Basic and diluted net income per ordinary share for the six months ended February 28, 2007 were both $0.03 lower due to the adoption of SFAS No. 123R.
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
     The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
Numerator:
Net income	$13,970	$783	$28,523	$10,129
Denominator:
Weighted average ordinary shares	59,396	51,273	59,043	50,166
Effect of dilutive securities:
Stock options	4,394	5,031	4,610	4,849

Total ordinary shares, diluted	63,790	56,304	63,653	55,015
Net income per ordinary share, basic	$0.24	$0.02	$0.48	$0.20

Net income per ordinary share, diluted	$0.22	$0.01	$0.45	$0.18

     The Company excluded 2,014,548 and 1,826,999 stock options from the computation of diluted net income per ordinary share for the three and six months ended February 28, 2007, respectively, as their inclusion would have been anti-dilutive. The Company excluded 181,460 and 1,068,043 stock options from the computation of diluted net income per ordinary share for the three and six months ended February 28, 2006, respectively, as their inclusion would have been anti-dilutive.
NOTE 5 — Related Party Information
     In April 2004, the Company entered into advisory service agreements with entities affiliated with each of TPG (formerly known as Texas Pacific Group), Francisco Partners, and Shah Capital Partners (members of Modular, L.L.C., the Company’s then majority shareholder) pursuant to which each advisor may provide financial advisory and consulting services to the Company. These services have included executive and management services; identification, support, and analysis of acquisitions and dispositions by the Company or its subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projects, and monitoring of compliance with financing agreements; and human resource functions, including searching for and hiring of executive and other services for the Company upon which the Company’s board of directors and such advisors agree.
     Specific services provided by such advisors have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee and independent director stock incentive plan, and negotiation of certain employment arrangements. The Company incurred approximately $-0- and $1.3 million in management fees pursuant to the advisory service agreements for the six months ended February 28, 2007 and 2006, respectively. The advisory service agreements were terminated during the second quarter of fiscal 2006 for a one-time payment of $9.0 million which was expensed in that period.
NOTE 6 — Inventories
     Inventories consist of the following as of February 28, 2007 and August 31, 2006 (in thousands):

	February 28, 2007	August 31, 2006
Raw materials	$45,544	$29,249
Work-in process	9,062	5,098
Finished goods	32,393	31,555

	$86,999	$65,902

     As of February 28, 2007 and August 31, 2006, approximately $-0- and $2.9 million, respectively, of slow moving inventory estimated to be sellable beyond one year, has been classified as non-current inventory and included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.
NOTE 7 — Income Taxes (Benefit)
     The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Current	$2,439	$145	$4,947	$1,516
Deferred	946	(155)	1,345	(242)

Total	$3,385	$(10)	$6,292	$1,274

     Worldwide income before provision for income taxes for the three and six months ended February 28, 2007 and 2006, consisted of the following components (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
U.S. income (loss)	$3,816	$(1,711)	$5,239	$(1,325)
Non-U.S. income	13,539	2,484	29,576	12,728

Total	$17,355	$773	$34,815	$11,403

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
     As of February 28, 2007, the New Credit Facility was fully repaid, with available borrowing capacity of $35.0 million and the Company was in compliance with its covenants as required by the New Credit Facility agreement.
NOTE 9 — Financial Instruments
   Fair Value of Financial Instruments
     The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and New Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of February 28, 2007.
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
     The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $0.9 million and $1.6 million as of February 28, 2007 and August 31, 2006, respectively.

     For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.
NOTE 10 — Commitments and Contingencies
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
     The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Six Months
Ended
February 28, 2007
Balance of accrual at August 31, 2006	$505
Warranty claims	(530)
Provision for product warranties	709

Balance of accrual at February 28, 2007	$684

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Geographic net sales:
U.S.A.	$147,810	$102,727	$302,579	$204,484
Other North and Latin America	43,412	17,562	74,556	33,262
Europe	16,190	16,007	35,416	30,910
Asia	31,725	27,436	63,756	53,338

	$239,137	$163,732	$476,307	$321,994

	February 28, 2007	August 31, 2006
Property and equipment:
U.S.A.	$5,949	$5,400
Other North and Latin America	16,924	15,861
Europe	9	49
Asia	4,514	4,661

	$27,396	$25,971

NOTE 12 — Major Customers
     A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total net sales, are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Customer A	45%	45%	49%	44%
Customer B	16%	16%	14%	15%
     As of February 28, 2007, approximately 54% and 26% of accounts receivable were concentrated with Customer A and B, respectively. As of August 31, 2006, approximately 50% and 30% of accounts receivable were concentrated with Customer A and B, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 13 — Interest Expense, Net
     The following table summarizes the components of interest expense, net (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Interest income	$402	$439	$902	$703
Interest expense	(2,738)	(3,330)	(5,325)	(6,576)

Interest expense, net	$(2,336)	$(2,891)	$(4,423)	$(5,873)

NOTE 14 — Subsidiary Guarantors
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
     We use a 52-to-53-week fiscal year ending on the last Friday in August. Our second quarters of fiscal 2007 and 2006 ended on March 2, 2007 and February 24, 2006 and contained 14 weeks and 13 weeks, respectively. Our fiscal year ended on August 25, 2006. For clarity of presentation, we have indicated our second quarters as having ended on February 28 and our fiscal year as having ended on August 31.
     In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, we acquired Estecom, a producer of TFT-LCD display products, and ConXtra, Inc., a product design and design manufacturing services provider. We also completed our new manufacturing facility in São Paulo, Brazil into which we import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.
     In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.
     In January 2007, we closed a secondary public offering of our ordinary shares, whereby our selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. We did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were secondary, and incurred approximately $0.8 million in offering expenses in connection with this offering. We recorded these expenses in our condensed consolidated statement of operations for the three months ended February 28, 2007, in selling, general and administrative expenses.
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
     The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Product net sales	$225,256	$152,106	$449,704	$299,965
Service revenue	13,881	11,626	26,603	22,029

Net sales	239,137	163,732	476,307	321,994
Plus: Cost of sales(1)	315,974	173,464	575,710	349,462

Gross billing to customers	$555,111	$337,196	$1,052,017	$671,456

(1)	Represents cost of sales associated with service revenue accounted for on an agency basis.
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
   Stock-Based Compensation
     Effective September 1, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R and the impact of adoption are described in Note 3 to the unaudited condensed consolidated financial statements.
Results of Operations
     The following is a summary of our results of operations for the three and six months ended February 28, 2007 and 2006 (in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net sales	$239.1	$163.7	$476.3	$322.0
Cost of sales	198.0	134.0	397.2	261.6

Gross profit(1)	41.2	29.7	79.1	60.3

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Research and development	4.5	3.9	8.5	7.4
Selling, general and administrative	16.8	12.9	31.0	25.8
Advisory service agreements’ fees	—	9.6	—	10.3

Total operating expenses(1)	21.2	26.3	39.5	43.4

Income from operations(1)	20.0	3.4	39.6	16.9
Interest expense, net	(2.3)	(2.9)	(4.4)	(5.9)
Other (expense) income, net	(0.3)	0.2	(0.3)	0.4

Total other expense, net(1)	(2.6)	(2.6)	(4.8)	(5.5)
Income before provision for income taxes	17.4	0.8	34.8	11.4
Provision for income taxes	3.4	—	6.3	1.3

Net income(1)	$14.0	$0.8	$28.5	$10.1

(1)	Summations may not compute precisely due to rounding.
Three and Six Months Ended February 28, 2007 as Compared to the Three and Six Months Ended February 28, 2006
     Net Sales
     Net sales for the three months ended February 28, 2007 were $239.1 million, or a 46% increase from $163.7 million for the three months ended February 28, 2006. This increase was primarily due to a $75.0 million increase in net sales to our OEM customers, which was in turn primarily driven by an increase in unit sales volume. Included in net sales for the three months ended February 28, 2007 is $1.0 million of sales, the corresponding cost of which was recorded in a prior period, related to products shipped in the first quarter of fiscal 2007 under a customer arrangement for which the fee was not fixed or determinable, or collectibility reasonably assured at the time of sale.
     Net sales for the six months ended February 28, 2007 were $476.3 million, or a 48% increase from $322.0 million for the six months ended February 28, 2006. This increase was primarily due to a $151.4 million increase in net sales to our OEM customers, which was in turn primarily driven by an increase in unit sales volume. Included in net sales for the six months ended February 28, 2007 is $1.8 million of sales, the corresponding cost of which was recorded in a prior period, related to products shipped in the fourth quarter of fiscal 2006 under a customer arrangement for which the fee was not fixed or determinable, or collectibility reasonably assured at the time of sale.
     Cost of Sales
     Cost of sales for the three months ended February 28, 2007 was $198.0 million, or a 48% increase from $134.0 million for the three months ended February 28, 2006. Cost of sales as a percent of net sales increased to 83% for the three months ended February 28, 2007, from 82% for the three months ended February 28, 2006. The $64.0 million increase in cost of sales was principally due to the overall increase in net sales to our OEM customers.
     Cost of sales for the six months ended February 28, 2007 was $397.2 million, or a 52% increase from $261.6 million for the six months ended February 28, 2006. Cost of sales as a percent of net sales increased to 83% for the six months ended February 28, 2007, from 81% for the six months ended February 28, 2006. The $135.6 million increase in cost of sales was principally due to the overall increase in net sales to our OEM customers. Included in cost of sales for the six months ended February 28, 2007 is approximately $0.3 million related to products shipped under a customer arrangement with no corresponding revenue, as the related revenue had been deferred to future periods because the fee was not fixed or determinable, or collectibility reasonably assured, at the time of sale.
     Gross Profit
     Gross profit for the three months ended February 28, 2007 was $41.2 million, or a 39% increase from $29.7 million for the three months ended February 28, 2006. Gross margin decreased from 18% for the three months ended February 28, 2006 to 17% for the three months ended February 28, 2007. The increase in gross profit was primarily due to the higher net sales to our OEM customers, while the decrease in gross margin percentage was principally due to higher average selling prices.
     Gross profit for the six months ended February 28, 2007 was $79.1 million, or a 31% increase from $60.3 million for the six months ended February 28, 2006. Gross margin decreased from 19% for the six months ended February 28, 2006 to 17% for the six months ended February 28, 2007. The increase in gross profit was primarily due to the higher net sales to our OEM customers, while the decrease in gross margin percentage was principally due to higher average selling prices.
     Research and Development Expenses
     Research and development, or R&D, expenses for the three months ended February 28, 2007 were $4.5 million, or a 15% increase from $3.9 million for the three months ended February 28, 2006. This increase was primarily due to headcount and annual pay raise increases of approximately $0.4 million.
     R&D expenses for the six months ended February 28, 2007 were $8.5 million, or a 15% increase from $7.4 million for the six months ended February 28, 2006. This increase was primarily due to headcount and annual pay raise increases of approximately $1.1 million.
     Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A, expenses for the three months ended February 28, 2007 were $16.8 million, or a 30% increase from $12.9 million for the three months ended February 28, 2006. This change was the result of a net increase in SG&A headcount and annual pay raises and commissions of approximately $1.1 million, approximately $0.5 million in incremental stock-based compensation expense, approximately $0.8 million in offering expenses incurred during the second quarter of fiscal 2007 in connection with our secondary share offering, approximately $0.8 million in incremental travel, accounting and consulting expenses, as well as approximately $0.6 million in higher bad debt expense.
     SG&A expenses for the six months ended February 28, 2007 were $31.0 million, or a 20% increase from $25.8 million for the six months ended February 28, 2006. This change was the result of a net increase in SG&A headcount and annual pay raises and commissions of approximately $2.2 million, approximately $0.8 million in incremental stock-based compensation expense, approximately $0.8 million in offering expenses incurred during the second quarter of fiscal 2007 in connection with our secondary share offering and approximately $1.2 million in incremental travel, accounting and consulting expenses.
     Advisory Service Agreements’ Fees
     We did not incur fees under the advisory service agreements for the three and six months ended February 28, 2007. We incurred $9.6 million and $10.3 million in such fees for the three and six months ended February 28, 2006. Our obligation to pay annual fees under these agreements was terminated in February 2006.
     Interest Expense, Net
     Net interest expense for the three months ended February 28, 2007 was $2.3 million, compared to $2.9 million for the three months ended February 28, 2006. This decrease was principally due to the redemption of $43.8 million aggregate principal amount of the Notes during our third quarter of fiscal 2006.
     Net interest expense for the six months ended February 28, 2007 was $4.4 million, compared to $5.9 million for the six months ended February 28, 2006. This decrease was principally due to the redemption of $43.8 million aggregate principal amount of the Notes during our third quarter of fiscal 2006.

     Other (Expense) Income, Net
     Net other (expense) income for the three months ended February 28, 2007 was $(0.3) million compared to approximately $0.2 million for the three months ended February 28, 2006. This $0.5 million decrease in other income was primarily driven by foreign currency transaction losses.
     Net other (expense) income for the six months ended February 28, 2007 was $(0.3) million compared to approximately $0.4 million for the six months ended February 28, 2006. This $0.7 million decrease in other income was primarily driven by foreign currency transaction losses.
     Provision for Income Taxes
     The effective tax rates for the three months ended February 28, 2007 and 2006 were approximately 20% and (1)%, respectively. The effective tax rates for the six months ended February 28, 2007 and 2006 were approximately 18% and 11%, respectively. The increase in our effective tax rates was principally due to a higher portion of our profits being generated in higher tax rate jurisdictions for the three and six months ended February 28, 2007, when compared to the three and six months ended February 28, 2006.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements.
   Debt Service
     As of February 28, 2007, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with approximately $35.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.
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
   Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with all such covenants at February 28, 2007.
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
   Sources of Funds
     We anticipate that our current cash balance, together with our operating cash flow and available borrowings under our senior secured credit facility, will be sufficient to meet our working capital needs, and fund our research and development and capital expenditures and service requirements on our debt obligations for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
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
   Historical Trends
     Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from Modular, L.L.C and our initial public offering. As of February 28, 2007, our cash and cash equivalents were approximately $107.4 million.
   Cash Flows from Operating Activities. Net cash provided by operating activities was $25.4 million for the six months ended February 28, 2007, compared to net cash used by operating activities of $5.2 million for the six months ended February 28, 2006. This change was principally the result of increases in net income of $18.4 million, together with increases in the change in accounts payable and accrued expenses and other current liabilities of $5.1 million and $6.6 million, respectively, and decreases in the change of accounts receivable and prepaid expenses and other current assets of $4.1 million and $13.8 million, respectively, offset by increases in the change of inventory of $19.6 million.
   Cash Flows from Investing Activities. Net cash used in investing activities was $5.2 million for the six months ended February 28, 2007, compared to net cash used in investing activities of approximately $7.8 million for the six months ended February 28, 2006. This change was primarily the result of an increased level of capital expenditures of approximately $7.2 million during the six months ended February 28, 2006 principally in connection with our packaging facility in Brazil, together with the acquisition of ConXtra for approximately $0.7 million during the six months ended February 28, 2006, offset by the maturity of short-term investments of approximately $5.1 million during the same period.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.5 million for the six months ended February 28, 2007, compared to $74.3 million in net cash provided by financing for the six months ended February 28, 2006. The change was mainly related to the proceeds received from our initial public offering of approximately $75.2 million in February 2006.
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
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for us in the first interim reporting period beginning after December 15, 2006. We are currently evaluating the impact, if any, of adopting EITF 06-03 on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market rate risk includes risk of foreign exchange rate fluctuations and change in interest rates.
Foreign Exchange Risks
     We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. As a result of our foreign operations, we have revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the United States dollar could result in significant increases in our manufacturing costs that could have a material adverse effect on our business, financial condition and results of operations. At present, we do not purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.
Interest Rate Risk
     We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our senior secured credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.
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
     Compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements is costly and time-consuming. We are currently performing the system and process evaluation and testing required in order to prepare for the auditor attestation under Section 404. If we identify any issues in complying with those requirements (for example, if we or our accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs and expend significant management attention rectifying those issues. While we anticipate being able to fully implement the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or the SEC, or the NASDAQ Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.
Following our secondary share offering, we are no longer a “controlled company” within the meaning of the rules of the NASDAQ Global Select Market. However, our principal investors continue to exert substantial influence over us.
     On January 17, 2007, in a secondary offering of our ordinary shares registered under the Securities Act, certain parties, including TPG, Francisco Partners and Shah Capital Partners, sold an aggregate of 14,800,000 shares. As of the completion of the offering, TPG, Francisco Partners and Shah Capital Partners collectively held approximately 40.4% of our outstanding ordinary shares. Even though these investors own less than a majority of our outstanding ordinary shares, they still continue to have significant influence over all matters submitted to our shareholders and significant control over our business policies and affairs. Pursuant to a shareholders’ agreement, TPG, Francisco Partners and Shah Capital Partners have the right to nominate for election a majority of our directors and the parties to the shareholders’ agreement have agreed, subject to certain minimum shareholding thresholds, to vote their ordinary shares to elect the persons so nominated to our board of directors.
     These rights of our principal investors do not affect the rights of our other shareholders, under our articles of association, to nominate our directors. In addition, each of TPG, Francisco Partners and Shah Capital Partners have agreed not to vote their ordinary shares for any amendment to our memorandum and articles of association unless all three of them also approve of such amendment. The shareholders’ agreement also provides that we may not take certain significant actions without the approval of TPG, Francisco Partners and Shah Capital Partners, acting collectively, so long as they own at least 25% of our outstanding ordinary shares in the aggregate. These actions include:
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
     In addition, the shareholders’ agreement provides that so long as TPG, Francisco Partners and Shah Capital Partners own in the aggregate at least 25% of our outstanding ordinary shares, we may not enter into certain related party transactions without the consent of each of TPG, Francisco Partners and Shah Capital Partners.
     Such powers could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our shareholders. Our principal investors, acting collectively, also are not prohibited from selling a controlling interest in us to a third party or a participant in our industry.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual General Meeting of Shareholders held on February 8, 2007, the following actions were taken:
1) Election of the Board of Directors comprised of the following members:

Nominee	Votes For	Votes Withheld
Iain MacKenzie	49,855,454	8,338,783
Ajay Shah	46,611,231	11,583,006
Eugene Frantz	46,404,101	11,790,136
John W. Marren	46,422,439	11,771,798
Dipanjan Deb	46,422,639	11,771,598
Ezra Perlman	46,404,301	11,789,936
Dr. C.S. Park	53,305,063	4,889,174
Mukesh Patel	46,409,741	11,784,496
Clifton Thomas Weatherford	52,997,653	5,196,584
2) Vote to ratify the selection of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending August 31, 2007.

Votes For	Votes Against	Abstain
58,188,491	4,996	750

Item 6. Exhibits
     The following exhibits are filed herewith:

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 30, 2007

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