Form 10-Q
period 2007-06-01
SMART Modular Technologies (WWH), Inc.
filed 2007-07-16
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 1, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of July 9, 2007 was 60,409,460.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	25
SIGNATURES	26
EXHIBIT 4.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2007	2006
	(In thousands)
ASSETS

Cash and cash equivalents	$114,043	$85,620
Accounts receivable, net of allowances of $2,253 and $2,592 as of May 31, 2007 and August 31, 2006, respectively	269,128	208,652
Inventories	70,440	65,902
Prepaid expenses and other current assets	10,339	17,531

Total current assets	463,950	377,705
Property and equipment, net	28,927	25,971
Goodwill	3,187	3,187
Other non-current assets	18,105	19,593

Total assets	$514,169	$426,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$207,758	$169,349
Accrued expenses and other current liabilities	25,368	27,325

Total current liabilities	233,126	196,674
Long-term debt	81,250	81,250
Other long-term liabilities	1,626	1,637

Total liabilities	316,002	279,561

Shareholders’ equity:
Ordinary shares	10	10
Additional paid-in capital	90,696	85,251
Deferred stock-based compensation	(385)	(555)
Accumulated other comprehensive income	3,223	272
Retained earnings	104,623	61,917

Total shareholders’ equity	198,167	146,895

Total liabilities and shareholders’ equity	$514,169	$426,456

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
		(In thousands, except per share data)
Net sales	$186,478	$188,459	$662,785	$510,453
Cost of sales*	149,545	155,711	546,778	417,359

Gross profit	36,933	32,748	116,007	93,094

Research and development*	4,107	4,173	12,597	11,553
Selling, general and administrative*	14,207	14,194	45,217	39,958
Advisory service agreements’ fees	—	—	—	10,303

Total operating expenses	18,314	18,367	57,814	61,814

Income from operations	18,619	14,381	58,193	31,280
Interest expense, net	(1,775)	(7,577)	(6,198)	(13,450)
Other income, net	696	1,999	360	2,376

Total other expense, net	(1,079)	(5,578)	(5,838)	(11,074)

Income before provision for income taxes	17,540	8,803	52,355	20,206
Provision for income taxes	3,357	2,347	9,649	3,621

Net income	$14,183	$6,456	$42,706	$16,585

Net income per ordinary share, basic	$0.24	$0.11	$0.72	$0.31

Shares used in computing basic net income per ordinary share	60,015	58,335	59,359	52,991

Net income per ordinary share, diluted	$0.22	$0.10	$0.67	$0.29

Shares used in computing diluted net income per ordinary share	63,894	63,444	63,725	57,927

*	Stock-based compensation by category:

Cost of sales	$142	$51	$388	$122
Research and development	322	160	865	383
Selling, general and administrative	760	291	2,137	881
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$14,183	$6,456	$42,706	$16,585
Other comprehensive income (loss):
Net change to unrealized gain or loss under cash flow hedging arrangements, net of tax	710	(1,366)	476	(12)
Foreign currency translation adjustments	1,720	898	2,475	1,361

Comprehensive income	$16,613	$5,988	$45,657	$17,934

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$36,172	$8,208

Cash flows from investing activities:
Capital expenditures	(8,274)	(17,817)
Cash deposits on equipment purchases	(1,995)	—
Sale of short term investments	—	5,071
Cash paid for acquisition of businesses, net of cash acquired	—	(680)
Proceeds from sale of assets	—	130
Other	3	—

Net cash used in investing activities	(10,266)	(13,296)

Cash flows from financing activities:
Repayment of customer advance	—	(1,000)
Redemption of long term debt	—	(48,138)
Proceeds from issuance of ordinary shares from stock option exercises	1,528	95
Excess tax benefits from share-based compensation	698	—
Proceeds from issuance of ordinary shares in an initial public offering, net of offering expenses paid	—	74,860

Net cash provided by financing activities	2,226	25,817

Effect of exchange rate changes on cash and cash equivalents	291	(39)

Net increase in cash and cash equivalents	28,423	20,690
Cash and cash equivalents at beginning of period	85,620	75,970

Cash and cash equivalents at end of period	$114,043	$96,660

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	4,732	12,806
Income taxes	7,342	2,219
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. (the Company) are as of May 31, 2007 and August 31, 2006 and for the three and nine months ended May 31, 2007 and 2006. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2007. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2006, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s third quarters of fiscal 2007 and 2006 ended on June 1, 2007 and May 26, 2006, respectively, and the nine-month periods then ended included 40 and 39 weeks, respectively. The Company’s fiscal year ended on August 25, 2006. For clarity of presentation, the Company has indicated its third quarters as having ended on May 31 and its fiscal year as having ended on August 31.
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
     In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $315.0 million and $207.3 million for the three months ended May 31, 2007 and 2006, respectively. Total service revenue recorded for the three months ended May 31, 2007 and 2006 amounted to approximately $14.3 million and $11.3 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $917.3 million and $578.8 million for the nine months ended May 31, 2007 and 2006, respectively. Total service revenue recorded for the nine months ended May 31, 2007 and 2006 amounted to approximately $40.9 million and $33.3 million, respectively.

Recent Accounting Pronouncements
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue- producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for the Company in the third quarter of fiscal 2007. Taxes, including value added taxes, assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, are recorded on a net basis (excluded from net sales). The adoption of EITF 06-03 did not have a significant impact on the Company’s financial position or results of operations.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently analyzing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.
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
NOTE 2 — Public Offerings
     In February 2006, the Company sold 9,090,909 of its ordinary shares in its initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.
     In January 2007, the Company closed a secondary public offering of its ordinary shares, whereby its selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. The Company did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were sold by existing shareholders, and incurred approximately $0.8 million in offering expenses in connection with this offering. These offering expenses were recorded in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the nine months ended May 31, 2007.
NOTE 3 — Stock-Based Compensation
     Effective September 1, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS No. 123R that were unvested on the effective date.
     The Company amortizes stock-based compensation on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.
   Plan Description
     The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of May 31, 2007, the Company is authorized to issue up to 11,229,948 ordinary shares under this plan.

   Summary of Assumptions and Activity
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the nine months ended May 31, 2007 is based on the historical volatilities of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s SAB No. 107, Share-Based Payment. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Nine Months
Ended
May 31, 2007
Stock options:
Expected term (years)	6.25
Expected volatility	71%
Risk-free interest rate	4.62%
Expected dividends	—
     A summary of option activity as of and for the nine months ended May 31, 2007, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at September 1, 2006	6,791	$1.68
Options granted	1,884	10.49
Options exercised	(1,869)	(0.82)
Options forfeited	(204)	(4.99)

Options outstanding at May 31, 2007	6,602	4.34	8.1	$69,653

Options exercisable at May 31, 2007	2,423	$2.05	7.6	$31,100

Options vested and expected to vest at May 31, 2007	6,343	$4.22	8.1	$67,703

     The weighted average fair value of options granted during the nine months ended May 31, 2007 was $7.34 per option. The total intrinsic value of options exercised during the nine months ended May 31, 2007 was $21.1 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
     A summary of the status of the Company’s non-vested stock options as of May 31, 2007, and changes during the nine months ended May 31, 2007, is presented below (in thousands, except per share data):

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at September 1, 2006	4,131	$2.06
Non-vested stock options granted	1,884	7.34
Vested stock options	(1,632)	(2.24)
Forfeited stock options	(204)	(3.47)

Non-vested stock options at May 31, 2007	4,179	$4.20

     As of May 31, 2007, there was approximately $16.1 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the nine months ended May 31, 2007 was approximately $4.0 million.

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
     The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
Numerator:
Net income	$14,183	$6,456	$42,706	$16,585
Denominator:
Weighted average ordinary shares	60,015	58,335	59,359	52,991
Effect of dilutive securities:
Stock options	3,879	5,109	4,366	4,936

Total ordinary shares, diluted	63,894	63,444	63,725	57,927
Net income per ordinary share, basic	$0.24	$0.11	$0.72	$0.31

Net income per ordinary share, diluted	$0.22	$0.10	$0.67	$0.29

     The Company excluded 1,982,748 and 1,960,891 stock options from the computation of diluted net income per ordinary share for the three and nine months ended May 31, 2007, respectively, as their inclusion would have been anti-dilutive. The Company excluded 448,810 and 1,332,193 stock options from the computation of diluted net income per ordinary share for the three and nine months ended May 31, 2006, respectively, as their inclusion would have been anti-dilutive.
NOTE 5 — Related Party Information
     In April 2004, the Company entered into advisory service agreements with entities affiliated with each of TPG Capital, L.P. (TPG), formerly known as Texas Pacific Group, Francisco Partners, and Shah Capital Partners (former members of Modular, L.L.C., the Company’s then majority shareholder) pursuant to which each advisor may provide financial advisory and consulting services to the Company. These services have included executive and management services; identification, support, and analysis of acquisitions and dispositions by the Company or its subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projects, and monitoring of compliance with financing agreements; and human resource functions, including searching for and hiring of executive and other services for the Company upon which the Company’s board of directors and such advisors agree.
     Specific services provided by such advisors have included, among others, the design of the Company’s equity capital structure and assistance with analysis of the Company’s structure for tax purposes, analyses of various financing alternatives, assistance in the search for directors, creation of the Company’s employee and independent director stock incentive plan, and negotiation of certain employment arrangements. The Company did not incur any management fees pursuant to the advisory service agreements for the three and nine months ended May 31, 2007. The Company incurred approximately $-0- and $10.3 million in management fees pursuant to the advisory service agreements for the three and nine months ended May 31, 2006, respectively. The advisory service agreements were terminated during the second quarter of fiscal 2006 for a one-time payment of $9.0 million which was expensed in that period.
NOTE 6 — Inventories
     Inventories consist of the following as of May 31, 2007 and August 31, 2006 (in thousands):

	May 31, 2007	August 31, 2006
Raw materials	$25,117	$29,249
Work-in process	5,323	5,098
Finished goods	40,000	31,555

	$70,440	$65,902

     As of May 31, 2007 and August 31, 2006, approximately $-0- and $2.9 million, respectively, of slow moving inventory estimated to be sellable beyond one year, has been classified as non-current inventory and included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 7 — Income Taxes
     The provision for income tax expense is summarized as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Current	$2,370	$2,169	$7,317	$3,685
Deferred	987	178	2,332	(64)

Total	$3,357	$2,347	$9,649	$3,621

     Worldwide income before provision for income taxes for the three and nine months ended May 31, 2007 and 2006, consisted of the following components (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
U.S. income	$2,521	$2,757	$7,760	$1,432
Non-U.S. income	15,019	6,046	44,595	18,774

Total	$17,540	$8,803	$52,355	$20,206

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
     Contemporaneously with the closing of the Offering of the 144A Notes, the Company amended and restated the Loan and Security Agreement with its lenders, providing for a new senior secured credit facility with Wells Fargo Foothill, Inc. (Foothill Credit Facility), which was further amended and restated during the third fiscal quarter as described below. The Foothill Credit Facility provided for up to $35.0 million of aggregate borrowing capacity ($20.0 million of which could have been in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by the Company. Borrowings under the Foothill Credit Facility bore interest at a rate equal to, at the Company’s option, either (i) the base rate (the prime rate most recently announced by the agent) or (ii) the applicable reserve adjusted LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings could have ranged from 0% to 0.5%, and the margin on LIBOR borrowings could have ranged from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the Foothill Credit Facility. The Foothill Credit Facility had been available for general corporate purposes through March 28, 2009, unless earlier terminated.
     In connection with the Foothill Credit Facility, the Company incurred approximately $0.7 million in debt issuance costs, which are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.
     On April 30, 2007, the Company amended and restated the Foothill Credit Facility (WF Credit Facility), by and among the Company, as an obligor, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and the other obligor parties named therein, and Wells Fargo Bank, National Association (successor to Wells Fargo Foothill, Inc.), as lender, arranger, administrative agent and security trustee.
     The WF Credit Facility (i) increases the amount available for borrowing by $15 million, from $35 million to $50 million ($30 million of which may be in the form of letters of credit), (ii) reduces the number and makes less restrictive certain financial covenants (as described below) and (iii) extends the maturity date to April 30, 2010, from March 28, 2009. Borrowings under the WF Credit Facility bear interest based on LIBOR plus an applicable margin, ranging from 1.25% (if the funded debt to adjusted EBITDA ratio is less than or equal to 1.00) to 2.00% (if such ratio is greater than 2.00). The WF Credit Facility contains financial covenants that require the borrowers to maintain, as of the end of each fiscal quarter, an adjusted quick ratio (as defined in the WF Credit Facility) equal to or greater than 1.00, an adjusted EBITDA equal to or greater than $50 million (based on the preceding four fiscal quarters then ended), and a funded debt to adjusted EBITDA ratio equal to or less than 2.25. The Company is no longer required to comply with any fixed charge coverage ratio as a result of the amendment. The WF Credit Facility contains other customary covenants and events of default usual for commercial lending credit facilities, which did not change materially as a result of the amendment.
     In connection with the WF Credit Facility, the Company incurred approximately $0.5 million in debt issuance costs, which are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. Debt issuance costs related to the WF Credit Facility, together with the unamortized debt issuance costs related to the Foothill Credit Facility of approximately $0.5 million, are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over three years, which represents the term of the WF Credit Facility.
     As of May 31, 2007, the WF Credit Facility has available borrowing capacity of $50.0 million, and the Company was in compliance with its covenants as required by the WF Credit Facility agreement.
NOTE 9 — Financial Instruments
  Fair Value of Financial Instruments
     The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and WF Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of May 31, 2007.

   Derivative Instruments
     On April 26, 2005, the Company entered into two interest rate swap agreements, as amended and restated as of May 10, 2007 (Swaps) with Wells Fargo Foothill, Inc. (“WFF”), which assigned its interest to Wells Fargo Bank, National Association under the Novation Agreement dated as of April 30, 2007. The Swaps are for $41.3 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the 144A Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.3 million of the 144A Notes with fixed interest rates through the respective Expiration Dates. The Swaps are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $1.3 million and $1.6 million as of May 31, 2007 and August 31, 2006, respectively.
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
     The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Nine Months
Ended
May 31, 2007
Balance of accrual at August 31, 2006	$505
Warranty claims	(995)
Provision for product warranties	1,042

Balance of accrual at May 31, 2007	$552

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
  Contingency
     The Company recently identified certain discrepancies in the invoicing of certain products that it sold in the Brazilian market. Some of the Company’s imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impact the eligibility for tax incentives by the customers. Other products were invoiced in a manner that may have left customers with the impression that they were imported into Brazil, rather than manufactured in Brazil. The Company is taking the proper measures to correct and avoid these discrepancies in the future, but could be liable to its customers for tax incentives that they may have incorrectly received based on the Company’s invoice data. However, while the Company is continuing to assess the impact of these discrepancies, it does not believe that they are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

  Legal Matters
     From time to time the Company is involved in disputes and legal actions arising in the ordinary course of business. In the Company’s opinion, the estimated resolution of these disputes and legal actions is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.
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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Geographic net sales:
U.S.A.	$112,569	$120,917	$415,148	$325,401
Other North and Latin America	39,714	24,414	114,270	57,676
Europe	11,808	13,727	47,224	44,637
Asia	22,387	29,401	86,143	82,739

	$186,478	$188,459	$662,785	$510,453

	May 31, 2007	August 31, 2006
Property and equipment:
U.S.A.	$6,642	$5,400
Other North and Latin America	17,622	15,861
Europe	15	49
Asia	4,648	4,661

	$28,927	$25,971

NOTE 12 — Major Customers
     A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total net sales, are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Customer A	49%	46%	49%	45%
Customer B	11%	14%	13%	15%
Customer C	8%	6%	6%	4%
     As of May 31, 2007, approximately 53%, 19% and 14% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 31, 2006, approximately 50%, 30% and 3% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 13 — Interest Expense, Net
     The following table summarizes the components of interest expense, net (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Interest income	$823	$770	$1,725	$1,473
Interest expense	(2,598)	(8,347)	(7,923)	(14,923)

Interest expense, net	$(1,775)	$(7,577)	$(6,198)	$(13,450)

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” elsewhere herein, and those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006 filed with the SEC on October 27, 2006. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
     We use a 52-to-53-week fiscal year ending on the last Friday in August. The Company’s third quarters of fiscal 2007 and 2006 ended on June 1, 2007 and May 26, 2006, respectively. Our fiscal year ended on August 25, 2006. For clarity of presentation, we have indicated our third quarters as having ended on May 31 and our fiscal year as having ended on August 31.
     In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, we acquired Estecom, a producer of TFT-LCD display products, and ConXtra, Inc., a product design and design manufacturing services provider. During the third quarter of fiscal 2006, we completed our new manufacturing facility in São Paulo, Brazil into which we import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.
     In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

     In January 2007, we closed a secondary public offering of our ordinary shares, whereby our selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. We did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were sold by existing shareholders, and incurred approximately $0.8 million in offering expenses in connection with this offering. We recorded these expenses in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended May 31, 2007.
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
  Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A, expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. We anticipate that our general and administrative expenses will increase in fiscal 2007 as we incur increased accounting and professional expenses associated with compliance with the requirements of the Sarbanes Oxley Act of 2002.
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
     Our service revenue consists of procurement and logistics services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we: are the primary obligor in the arrangement; have general inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.

     The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Product net sales	$172,179	$177,188	$621,883	$477,153
Service revenue	14,299	11,271	40,902	33,300

Net sales	186,478	188,459	662,785	510,453
Plus: Cost of sales(1)	300,668	196,024	876,378	545,486

Gross billing to customers	$487,146	$384,483	$1,539,163	$1055,939

(1)	Represents cost of sales associated with service revenue accounted for on an agency basis.
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
  Inventory Valuation
     At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a first-in, first-out basis and includes material, labor, and manufacturing overhead. From time to time, our customers may request that we purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory estimated to be sold beyond one year from the balance sheet date, is classified as non-current inventory and included in non-current assets in our consolidated balance sheets. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to their purchase of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.
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
     We estimate our annual effective tax rate and apply such rate to year-to-date income, adjusting for unusual or infrequent items that are treated as discrete events in the period. We also evaluate our valuation allowance to determine if a change in circumstances causes a change in judgment regarding realization of deferred tax assets in future years. If the valuation allowance is adjusted as a result of a change in judgment regarding future years, that adjustment is recorded in the period of such change affecting our tax expense in that period.

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
Results of Operations
     The following is a summary of our results of operations for the three and nine months ended May 31, 2007 and 2006 (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net sales	$186.5	$188.5	$662.8	$510.5
Cost of sales	149.5	155.7	546.8	417.4

Gross profit(1)	36.9	32.7	116.0	93.1
Research and development	4.1	4.2	12.6	11.6
Selling, general and administrative	14.2	14.2	45.2	40.0
Advisory service agreements’ fees	—	—	—	10.3

Total operating expenses(1)	18.3	18.4	57.8	61.8

Income from operations(1)	18.6	14.4	58.2	31.3
Interest expense, net	(1.8)	(7.6)	(6.2)	(13.5)
Other income, net	0.7	2.0	0.4	2.4

Total other expense, net	(1.1)	(5.6)	(5.8)	(11.1)
Income before provision for income taxes	17.5	8.8	52.4	20.2
Provision for income taxes	3.4	2.3	9.6	3.6

Net income(1)	$14.2	$6.5	$42.7	$16.6

(1)	Summations may not compute precisely due to rounding.
     Three and Nine Months ended May 31, 2007 as Compared to the Three and Nine Months Ended May 31, 2006
     Net Sales
     Net sales for the three months ended May 31, 2007 were $186.5 million, or a 1% decrease from $188.5 million for the three months ended May 31, 2006. This decrease was primarily due to a $6.7 million and $7.9 million decline in our embedded product sales and reseller business, respectively, partially offset by a $10.8 million increase in net sales to our OEM customers. The growth in our OEM business was primarily driven by an increase in unit sales volume, offset by falling average selling prices.
     Net sales for the nine months ended May 31, 2007 were $662.8 million, or a 30% increase from $510.5 million for the nine months ended May 31, 2006. This increase was primarily due to a $156.8 million increase in net sales to our OEM customers, which was primarily driven by an increase in unit sales volume. Included in net sales for the nine months ended May 31, 2007 is $1.8 million of sales, the corresponding cost of which was recorded in a prior period, related to products shipped in the fourth quarter of fiscal 2006 under a customer arrangement for which the fee was not fixed or determinable, or collectibility reasonably assured at the time of sale.

     Cost of Sales
     Cost of sales for the three months ended May 31, 2007 was $149.5 million, or a 4% decrease from $155.7 million for the three months ended May 31, 2006. Cost of sales as a percent of net sales decreased to 80% for the three months ended May 31, 2007, from 83% for the three months ended May 31, 2006. The $6.2 million decrease in cost of sales was principally due to a $5.8 million and $7.8 million decline in our embedded product cost of sales and reseller business cost of sales, respectively, partially offset by an increase in net cost of sales to our OEM customers. As previously discussed, the growth in our OEM business was primarily driven by an increase in unit sales volume, offset by falling average selling prices.
     Cost of sales for the nine months ended May 31, 2007 was $546.8 million, or a 31% increase from $417.4 million for the nine months ended May 31, 2006. Cost of sales as a percent of net sales for the nine months ended May 31, 2007 and 2006 remained unchanged at 82%. The $129.4 million increase in cost of sales was principally due to the overall increase in net sales to our OEM customers. Included in cost of sales for the nine months ended May 31, 2007 is approximately $0.3 million related to products shipped under a customer arrangement with no corresponding revenue, as the related revenue had been deferred to future periods because the fee was not fixed or determinable, or collectibility reasonably assured, at the time of sale.
     Gross Profit
     Gross profit for the three months ended May 31, 2007 was $36.9 million, or a 13% increase from $32.7 million for the three months ended May 31, 2006. Gross margin increased from 17% for the three months ended May 31, 2006 to 20% for the three months ended May 31, 2007. The increase in gross profit was primarily due to the higher net sales to our OEM customers, while the increase in gross margin percentage was principally due to lower average selling prices.
     Gross profit for the nine months ended May 31, 2007 was $116.0 million, or a 25% increase from $93.1 million for the nine months ended May 31, 2006. Gross margin for the nine months ended May 31, 2007 and 2006 remained unchanged at 18%. The increase in gross profit was primarily due to the higher net sales to our OEM customers, which was primarily driven by an increase in unit sales volume.
     Research and Development Expenses
     Research and development, or R&D, expenses for the three months ended May 31, 2007 were $4.1 million, or a 2% decrease from $4.2 million for the three months ended May 31, 2006. This decrease was primarily due to a reduction of approximately $0.5 million in R&D tooling and supplies, offset by headcount and annual pay raise increases of approximately $0.2 million and incremental stock-based compensation of $0.2 million.
     R&D expenses for the nine months ended May 31, 2007 were $12.6 million, or a 9% increase from $11.6 million for the nine months ended May 31, 2006. This increase was primarily due to headcount and annual pay raise increases of approximately $1.1 million.
     Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A, expenses for the three months ended May 31, 2007 were $14.2 million, unchanged from the three months ended May 31, 2006. Sales and marketing expenses decreased by $0.9 million, mainly due to $0.5 million decrease in amortization expense of intangible assets and approximately $0.2 million in travel expense reduction. General and administrative, or G&A, expenses increased by $0.9 million, primarily due to a net increase in G&A headcount and annual pay raises of approximately $0.6 million and approximately $0.5 million in incremental stock-based compensation expense, offset by approximately $0.2 million decrease in travel and IT-related expenses.
     SG&A expenses for the nine months ended May 31, 2007 were $45.2 million, or a 13% increase from $40.0 million for the nine months ended May 31, 2006. This change was the result of a net increase in SG&A headcount and annual pay raises and commissions of approximately $1.1 million, approximately $0.8 million in incremental stock-based compensation expense, approximately $0.8 million in offering expenses incurred during the second quarter of fiscal 2007 in connection with our secondary share offering and approximately $1.2 million in incremental travel, accounting and consulting expenses.

     Advisory Service Agreements’ Fees
     We did not incur fees under the advisory service agreements for the three and nine months ended May 31, 2007. We incurred $-0- and $10.3 million in such fees for the three and nine months ended May 31, 2006. Our obligation to pay annual fees under these agreements was terminated in February 2006.
     Interest Expense, Net
     Net interest expense for the three months ended May 31, 2007 was $1.8 million, compared to $7.6 million for the three months ended May 31, 2006. This decrease was principally due to $5.9 million of interest charges that we incurred during the three months ended May 31, 2006, in connection with the redemption of $43.8 million of our senior secured floating rate exchange notes (the Notes) during the three months ended May 31, 2006.
     Net interest expense for the nine months ended May 31, 2007 was $6.2 million, compared to $13.5 million for the nine months ended May 31, 2006. This decrease was principally due to $5.9 million of interest charges that we incurred during the three months ended May 31, 2006, in connection with the redemption of $43.8 million of the Notes during the three months ended May 31, 2006, and the related reduction in interest expense on the Notes during the nine months ended May 31, 2007.
     Other Income, Net
     Net other income for the three months ended May 31, 2007 and 2006 was $0.7 million and $2.0 million, respectively. Net other income for the nine months ended May 31, 2007 and 2006 was $0.4 million and $2.4 million, respectively. These decreases were principally due to the fact that in June 2006, based upon further review of our hedge accounting practices, we concluded that we needed to change the accounting for our interest rate swaps (the “Swaps”) previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recorded approximately $1.4 million of other income that was previously recorded in other comprehensive income. We recorded the adjustment in the third quarter of fiscal 2006, as the amounts were not material to income for the full fiscal 2006. We also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during that quarter. We implemented hedge accounting under the “long haul” method for cash flow hedges for our Swaps in the fourth quarter of fiscal 2006, which results in changes in fair value of the Swaps, excluding the ineffective portion of the hedge, to be recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge are reflected in other income or expense.
     Provision for Income Taxes
     The effective tax rates for the three months ended May 31, 2007 and 2006 were approximately 19% and 27%, respectively. The effective tax rates for the nine months ended May 31, 2007 and 2006 were approximately 18% for both periods. The decline in our effective tax rate for the three months ended May 31, 2007 when compared to the three months ended May 31, 2006, was principally due to a higher portion of our profits being generated in lower tax rate jurisdictions.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements.
  Debt Service
     As of May 31, 2007, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with approximately $50.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.
     Senior Secured Wells Fargo Credit Facility. Our senior secured credit facility (WF Credit Facility) provides us with up to $50.0 million of aggregate borrowing capacity ($30.0 million of which may be in the form of letters of credit). Borrowings under this credit facility bear interest based on LIBOR plus an applicable margin, ranging from 1.25% (if the funded debt to adjusted EBITDA ratio is less than or equal to 1.00) to 2.00% (if such ratio is greater than 2.00). The credit facility contains financial covenants that require us to maintain, as of the end of each fiscal quarter, an adjusted quick ratio (as defined in the WF Credit Facility) equal to or greater than

1.00, an adjusted EBITDA equal to or greater than $50 million (based on the preceding four fiscal quarters then ended), and a funded debt to adjusted EBITDA ratio equal to or less than 2.25. We are no longer required to comply with any fixed charge coverage ratios as a result of the amendment. Our senior secured credit facility is available for general corporate purposes until April 30, 2010, unless earlier terminated.
     Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with all such covenants at May 31, 2007.
  Capital Expenditures
     Future capital expenditures focus on test and manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the senior secured credit facility will be adequate to implement our current plans.
  Sources of Funds
     We anticipate that our current cash balance, together with our operating cash flow and available borrowings under our senior secured credit facility, will be sufficient to meet our working capital needs, and fund our R&D and capital expenditures and service requirements on our debt obligations for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
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
  Historical Trends
     Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from our former majority shareholder, Modular, L.L.C, and our initial public offering. As of May 31, 2007, our cash and cash equivalents were approximately $114.0 million.
     Cash Flows from Operating Activities. Net cash provided by operating activities was $36.2 million for the nine months ended May 31, 2007, compared to net cash provided by operating activities of $8.2 million for the nine months ended May 31, 2006. This change was principally the result of increases in net income of $26.1 million, together with decreases in the change in inventory and prepaid expenses and other assets of $12.0 million and $14.0 million, respectively, increase in the change in accrued expenses and other current liabilities of $4.3 million, offset by increase in the change in accounts receivable of $28.0 million.
     Cash Flows from Investing Activities. Net cash used in investing activities was $10.3 million for the nine months ended May 31, 2007, compared to net cash used in investing activities of approximately $13.3 million for the nine months ended May 31, 2006. This change was primarily the result of an increased level of capital expenditures of approximately $7.5 million during the nine months ended May 31, 2006 principally in connection with our packaging facility in Brazil, together with the acquisition of ConXtra for approximately $0.7 million during the nine months ended May 31, 2006, offset by the maturity of short-term investments of approximately $5.1 million during the same period.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $2.2 million for the nine months ended May 31, 2007, compared to $25.8 million in net cash provided by financing for the nine months ended May 31, 2006. The change was mainly related to the proceeds received from our initial public offering of approximately $74.9 million in February 2006, offset by the $48.1 million in long-term debt redemption in March 2006.

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
Recent Accounting Pronouncements
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for us in the third quarter of fiscal 2007. Taxes, including value added taxes, assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, are recorded on a net basis (excluded from net sales). The adoption of EITF 06-03 did not have a significant impact on our financial position or results of operations.
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
Interest Rate Risk
     We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our WF Credit Facility provides for borrowings of up to $50.0 million that will also bear interest at variable rates. Assuming the WF Credit Facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.3 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.
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
     We recently identified certain discrepancies in the invoicing of certain products that we sold in the Brazilian market. Some of our imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impact the eligibility for tax incentives by the customers. Other products were invoiced in a manner that may have left customers with the impression that they were imported into Brazil, rather than manufactured in Brazil. We are taking the proper measures to correct and avoid these discrepancies in the future, but we could be liable to our customers for tax incentives that they may have incorrectly received based on our invoice data. However, while we are continuing to assess the impact of these discrepancies, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three and six months ended March 2, 2007.
Item 6. Exhibits
     The following exhibits are filed herewith:

Exhibit No.	Exhibit Title
4.8	Amended and Restated Shareholders’ Agreement, dated as of April 16, 2007, among the Company and certain other parties named therein

4.10	Second Amended and Restated Loan and Security Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Bank, N.A., as Administrative Agent, and certain other persons named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007)

4.11	Second Amended and Restated Intercompany Subordination Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico), Inc., Wells Fargo Bank, N.A., as Agent, and certain other persons named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2007)

4.12	Amended and Restated Guaranty, dated April 30, 2007, among Wells Fargo Bank, N.A. as Agent, and certain other persons named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 2, 2007)

10.9	USD $40,000,000 Interest Rate Swap Transaction, dated May 10, 2007, between the Company and Wells Fargo Bank, N.A.

10.10	USD $41,250,000 Interest Rate Swap Transaction, dated May 10, 2007, between the Company and Wells Fargo Bank, N.A.

10.11	ISDA Master Agreement, dated as of April 27, 2007 between the Company and Wells Fargo Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ JACK A. PACHECO
	Name:	Jack A. Pacheco
	Title:	Senior Vice President and Chief Financial Officer

Date: July 16, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.8	Amended and Restated Shareholders’ Agreement, dated as of April 16, 2007, among the Company and certain other parties named therein

4.10	Second Amended and Restated Loan and Security Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Bank, N.A., as Administrative Agent, and certain other persons named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007)

4.11	Second Amended and Restated Intercompany Subordination Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico), Inc., Wells Fargo Bank, N.A., as Agent, and certain other persons named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2007)

4.12	Amended and Restated Guaranty, dated April 30, 2007, among Wells Fargo Bank, N.A. as Agent, and certain other persons named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 2, 2007)

10.9	USD $40,000,000 Interest Rate Swap Transaction, dated May 10, 2007, between the Company and Wells Fargo Bank, N.A.

10.10	USD $41,250,000 Interest Rate Swap Transaction, dated May 10, 2007, between the Company and Wells Fargo Bank, N.A.

10.11	ISDA Master Agreement, dated as of April 27, 2007 between the Company and Wells Fargo Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002