Form 10-K
period 2007-08-31
SMART Modular Technologies (WWH), Inc.
filed 2007-11-13
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at March 2, 2007, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $244,221,405. The number of shares of the registrant’s ordinary shares, $0.00016667 par value, outstanding on October 26, 2007, was 60,722,413.

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders to be held on or about January 16, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”).

SMART MODULAR TECHNOLOGIES (WWH), INC.

SPECIAL FINANCIAL REPORT
FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

This Annual Report is for the fiscal year ended August 31, 2007. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this report, “SMART,” the “Company,” “we,” “us” or “our” refer to SMART Modular Technologies (WWH), Inc. and its subsidiaries, except where the context makes clear that the reference is only to SMART Modular Technologies (WWH), Inc. itself and is not inclusive of its subsidiaries.

i

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report may turn out to be incorrect, possibly to a material degree, due to a loss of, or a reduction in sales to any of our key customers, our dependence on certain components in our products which we obtain from a limited number of suppliers, the impact of any acquisitions we may make, changes in political, social and economic conditions and local regulations, particularly outside of the United States, and our ability to satisfy our debt service obligations, among many others. Such statements can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems to original equipment manufacturers, or OEMs. Our subsystem products include memory modules, embedded computing and thin film transistor liquid crystal display, or TFT-LCD, display products that we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, an increase in overall unit demand by end users for, and an increase in memory content in, products that incorporate our subsystems should have a positive effect on our financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Dell and Motorola. We maintain a strong global footprint with low-cost manufacturing capabilities through our facilities in Malaysia, Brazil and the Caribbean, as well as through our agreements with third-party manufacturers in India and China. Our global operations enable us to rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc., or SMART Modular, and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron in 1999, where it operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG Capital, L.P., or TPG (formerly Texas Pacific Group), Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands and the business was contributed to us, which we refer to as the Acquisition.

Since the Acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, we acquired Estecom, a producer of TFT-LCD display products, and ConXtra, Inc., a product design and design manufacturing services provider. In fiscal 2006, we completed our new manufacturing facility in São Paulo, Brazil into which we import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.

In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

In January 2007, we closed a secondary public offering of our ordinary shares, whereby our selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. We did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were sold by existing shareholders, and incurred approximately $0.8 million in offering expenses in connection with this offering. We recorded these expenses in selling, general and administrative expenses in our consolidated statement of operations for the year ended August 31, 2007.

Our Products and Services

We provide our customers with advanced technological products as well as comprehensive design, manufacturing, testing and logistics services.

Memory Products

DRAM Modules.  We offer a comprehensive lineup of Dynamic Random Access Memory, or DRAM, memory modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out (FP/EDO) and Synchronous DRAM (SDRAM) to double-data-rate (DDR) SDRAM and leading-edge high performance DDR3 SDRAM devices. These modules encompass a broad range of form factors and functions including the older single in-line memory modules (SIMMs,) and more current dual in-line memory modules (DIMMs), fully-buffered DIMMS (FB DIMMS), small outline dual in-line memory modules (SO-DIMMs), and very low profile (VLP) DIMMs and mini-DIMMs for space-constrained blade servers, or 1.75 inch thin computing servers, and networking applications. These memory modules come in configurations of up to 244 pins, which is the number of pins that plug into a motherboard, and densities of up to 8GB. We utilize advanced device and module-level packaging/stacking technologies to achieve the most cost-effective high-density solutions. We also accommodate custom module designs based on specific OEM requirements. Our advanced DDR, DDR2 and DDR3 memory modules are designed to operate with high performance devices available through the extensive use of electrical and thermal simulation and modeling. Our DDR, DDR 2 and DDR3 DIMMs are tested at-speed on high-end functional testers utilizing comprehensive test suites, enabling these modules to meet the stringent quality requirements of enterprise class systems.

Flash Memory Cards and Modules.  We design and manufacture flash memory products in a variety of form factors and capacities. Our wide range of flash memory products come in CompactFlash, PC Card, Key Drives, Embedded USB (EUSB), SATA Drives (Serial ATA), Mini IDE Drives, and module form factors that utilize ATA, Linear, IDE, and USB technologies for data and code storage applications. We also build a wide variety of custom flash products such as Embedded Firewire Solid State Drives. We offer a comprehensive line of SIMMs, DIMMs and SO DIMMs based on multiple flash memory technologies, including 72 Pin DRAM-like SIMMs, 80 Pin synchronous SIMMs, 80 Pin asynchronous SIMMs and 168 Pin synchronous and asynchronous DIMMs. Our flash modules are predominantly used in telecom equipment, printers, embedded controller applications, servers, switches and routers. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers.

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

Embedded Computing Products

We offer complex, diversified, and high quality products designed for embedded computing and communication applications to OEMs. We produce products that are designed for continuous operation and long life systems. Our embedded products are Restriction of Hazardous Substances, or RoHS, compliant and may be supported for extended production lifetimes. To develop these products, we rely on a small number of highly skilled employees and third parties located worldwide to which we outsource a portion of our product development efforts. We leverage our vertical integration, worldwide manufacturing, and logistics footprint to provide customers with a cost effective solution to their embedded computing needs.

We have developed the XceedPC family, a product line of embedded, long life systems that are PC compatible and use either Linux or Microsoft Windows XP operating systems. This product family is focused on kiosk, point of service, point of sale and digital signage applications, when such are used as communication or transactional replacement of people-to-people interactions in favor of more efficient, self-initiated, people-to-machine transactions and queries.

TFT-LCD Display Products

We develop leading edge display subsystems using TFT LCDs, touch panels, and controller products targeted at gaming systems, kiosk, ATM, point-of-service, digital signage and industrial control systems. We develop and manufacture display interface boards implementing VGA, DVI, and TV interfaces. Our display products are configured standalone and integrated with TFT-LCD panels and touch screens sourced from leading manufacturers to produce display subsystems optimized for a customer’s specific needs.

We support display products worldwide from the United States, Korea and Malaysia, allowing us to quickly and cost-effectively deliver TFT-LCD touch screen solutions to customers worldwide. In addition to providing engineering and manufacturing expertise, we also provide an extensive logistics and global supply organization to support this product line.

Product-Related Logistics and Services

Our logistics and services offerings are tailored to meet the specific needs of our customers. As a complement to our product sales, we offer some of our customers procurement, inventory management, repair, test, warranty, retail and bulk packaging and drop shipping services. Our global footprint allows us to provide these services to our customers in any region of the world. For example, we supply upgrade memory modules to over 600 end users worldwide for one of our OEM customers. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across all of our manufacturing and logistics hubs worldwide to help our customers minimize inventory levels while maintaining reliable delivery and availability of supply. For example, we manage the supply chain of all of the memory semiconductors and modules around the world for a leading networking OEM. In 2007, 2006 and 2005, our logistics and service offerings accounted for approximately 6.1%, 6.2% and 6.4% of net sales, respectively. We currently do not expect that such revenues will materially increase beyond 2007 levels as a percent of our net sales in the near term.

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

Manufacturing

We believe that the efficiency of our manufacturing operations has benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. We offer localized, cost-efficient ISO 9001 certified manufacturing services from consignment to turnkey manufacturing, all backed by test services using advanced testing equipment. Our manufacturing facilities are located in Fremont (California), Penang (Malaysia), Sao Paulo (Brazil), Santo Domingo (Dominican Republic) and Aguada (Puerto Rico). In addition, we maintain third party manufacturing arrangements in China and India. Over 19 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of a new product, a key to helping our customers achieve rapid time-to-market for their new product introductions. Our manufacturing processes rely on a high level of automation and involve the use of a substantial base of fine pitch surface mount equipment. Our surface mount manufacturing lines for memory modules have been optimized to support the placement and configuration of a high number of semiconductors on each board, in contrast to surface mount equipment used in less specialized electronics manufacturing which typically involves a fewer number of semiconductors and a greater number of passive components on each printed circuit board. As a result of our design efficiencies, high level of automation and general manufacturing expertise, we believe that we are able to achieve high manufacturing yields and reduced direct labor costs and offer our customers quick turnaround of both small and large projects.

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

Suppliers

To address the needs of our OEM customers, we have developed and maintain relationships with leading semiconductor suppliers located in Germany, Japan, South Korea, Taiwan and the United States. Our semiconductor suppliers include many of the world’s largest semiconductor memory suppliers, such as Samsung, Qimonda and Micron. We frequently work jointly with these vendors in bidding for customers’ design-in opportunities. We work closely with our primary suppliers to better ensure that materials are available and delivered on time at competitive prices. Our long-standing relationships with leading semiconductor suppliers put us in a better position to procure sufficient quantities of materials during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to cost-effectively move materials from one site to another and often employ what might otherwise be excess inventory among other products and OEM customers.

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

Customers

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. Overall, we served more than 350 customers in 2007. For 2007, 2006 and 2005, our ten largest OEM customers accounted for 77%, 78% and 79% of net sales, respectively. In 2007, 2006 and 2005, Hewlett-Packard accounted for 48%, 45% and 46% of our net sales, respectively. For 2007, 2006 and 2005, Cisco Systems accounted for 13%, 14% and 18% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our net sales. We have long-standing relationships with Hewlett-Packard and Cisco Systems. These relationships, which span over 10 years, are multi-dimensional. These relationships exist within individual business units and engineering organizations, rather than only within global supply management, at these customers.

Sales, Support and Marketing

We primarily sell our products directly to major OEMs. Our sales organization also utilizes a network of independent sales representatives located throughout North America, Europe and Asia. Our direct sales and marketing efforts are conducted in an integrated process incorporating these independent sales representatives, together with our own customer service representatives and our senior executives. Larger OEM customers are supported by dedicated sales and support teams. Our advanced memory solutions group provides on-site field application engineering support to our customers. Our field application engineers work closely with our OEM customers early in the process of designing our products into the OEMs’ systems. We have sales offices in North America, Latin America, Europe and Asia. At the end of fiscal year 2007, we had 94 sales and marketing personnel worldwide.

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

Our research and development expenses totaled $16.4 million, $15.5 million and $9.7 million in 2007, 2006 and 2005, respectively. We expect our research and development expenses to increase in 2008, principally as a result of increased spending on our flash memory, embedded computing and TFT-LCD display products.

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

We have five issued patents which expire between January 2012 and February 2021 and sixteen patent applications pending in the United States. We expect to file new patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the know-how, technological skills and innovation of our personnel rather than on patent protection.

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

In the memory module industry, we compete against semiconductor suppliers that maintain captive memory module and card production capabilities, including Qimonda, Micron, Samsung and SanDisk. Our primary independent memory module and card competitors include Kingston, NetList, STEC and Viking InterWorks, a Sanmina-SCI company. In the embedded computing market we compete against Artesyn, an Emerson Company, Kontron and Radisys, and in the TFT-LCD market, we compete against Kortek and Tobis.

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

To remain competitive, we must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower net sales and gross margins.

Employees

At the end of fiscal year 2007, we employed 1,425 regular, full time employees of which 1,054 were in manufacturing (including test, quality assurance and materials work), 111 were in research and development, 94 were in sales and marketing and 166 were in finance, IT and administration. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.

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

Our historical operating results have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future operating results. Any future downturns in these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the OEM customer has accumulated excess inventories of products purchased from us. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products. As a result, our results of operations for the fourth quarter and year ended August 31, 2007 may not be indicative of our future results.

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

Declines in DRAM memory component prices and our average selling prices may result in declines in our net sales and gross profit.

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

In addition, the continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM and flash components. Increases in the worldwide supply of memory components could also result from manufacturing capacity expansions. If not accompanied by increases in demand, these increases would likely lead to further declines in the average selling prices of our products and have a material adverse effect on our business, financial condition and results of operations. Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average selling prices.

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

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. For 2007, 2006 and 2005, our ten largest OEM customers accounted for 77%, 78% and 79% of net sales, respectively. In 2007, 2006 and 2005, Hewlett- Packard accounted for 48%, 45% and 46% of our net sales, respectively. For 2007, 2006 and 2005, Cisco Systems accounted for 13%, 14% and 18% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our net sales.

Our customers are primarily in the computing, networking, communications, printer, storage and industrial markets, and fluctuations in demand in these markets may adversely affect sales of our products.

Sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. We may experience substantial period-to-period fluctuations in future operating results due to factors affecting the computing, networking, communications, printers, storage and industrial markets. From time to time, each of these markets has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations.

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

Order cancellations or reductions, product returns, selling price decreases and product obsolescence could result in substantial inventory write-downs.

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

We are dependent upon certain sole or limited source suppliers for critical components in our products. Our suppliers include Qimonda, Intel and Samsung. The markets in which we operate have experienced, and may experience in the future, shortages in semiconductors. In the past and currently, this situation has caused some vendors to place their customers, including us, on component allocation. Our suppliers are not required to supply us with any minimum quantities and there can be no assurance that we will receive adequate quantities of components on a timely basis in the future. As a result, we may not be able to obtain the components that we need to fill customer orders. The inability to fill these orders could cause delays, disruptions or reductions in product shipments or require product redesigns which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, financial condition and results of operations.

The flash memory market is constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick, and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

Our growth strategy includes expanding our presence in the embedded computing and TFT-LCD markets, both of which are highly competitive.

The embedded computing and TFT-LCD markets are highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their embedded computing and TFT-LCD business based on the profitability of their other businesses. We expect competition in these markets to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price products to increase market share. We only have limited experience competing in these markets. Our growth strategy includes expanding our presence in these markets, and there can be no assurance that we will be successful in doing so.

Our growth initiatives require significant capital investments and we cannot assure you that we will realize a positive return on these investments.

Our growth initiatives require significant capital investment. For example, in March 2006 we completed our new 49,000 square foot manufacturing facility in São Paulo, Brazil for a total cost of approximately $14 million, and during fiscal 2007 we leased approximately 23,000 additional square feet, for a total of approximately 72,000 square feet. While operations and production have commenced at this facility, there can be no assurance that we will realize a positive return on this or other investments.

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

As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in fiscal 2005, we acquired Estecom, a producer of TFT-LCD display products, and in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider. Any such future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:

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

We compete against semiconductor manufacturers that maintain captive memory module and card production capabilities, including Qimonda, Micron, Samsung and SanDisk. Our primary competitors in the memory module and card industry include Kingston, NetList, STEC and Viking InterWorks, a Sanmina-SCI company. Our primary competitors in the embedded computing market are Artesyn, an Emerson company, Kontron and Radisys and in the TFT-LCD market we compete against Kortek and Tobis.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ending August 31, 2007, under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources.

Compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements is costly and time-consuming. If we identify any issues in complying with those requirements (for example, if we or our accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs and expend significant management attention rectifying those issues. If we are not able to maintain the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or the SEC, or the NASDAQ Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

Sales outside of the United States, Puerto Rico and Canada accounted for approximately 38%, 35% and 31% of net sales in 2007, 2006 and 2005, respectively. We anticipate that international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Brazil, the Caribbean, Malaysia and South Korea. We also have an arrangement with third parties in India and China for the manufacturing of memory modules under the SMART brand. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

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

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission, or FTC, and Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business, including import and export laws. In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the United States. We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, or WARN Act, which requires employers to give affected employees at least 60 days notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, antidiscrimination and termination of employment.

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

We are leveraged and have debt service obligations. At August 31, 2007, our total outstanding debt was $81.3 million. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

Our senior secured floating rate notes due 2012 (the “Notes”) and our borrowings under our senior secured credit facility are subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. At August 31, 2007, we had $81.3 million in aggregate principal amount of our senior secured floating rate notes and may incur up to an additional $50.0 million of indebtedness under our senior secured credit facility. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our floating interest rate borrowings would result in an annual increase in interest expense and a decrease in our cash flows and income before taxes of approximately $1.3 million per year.

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

The indenture governing our senior secured floating rate notes contains various covenants that limit our ability to engage in certain transactions. In addition, our senior secured credit facility contains other and more restrictive covenants and prohibits us from voluntarily prepaying certain of our other indebtedness. Our senior secured credit facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility and our senior secured floating rate notes.

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

Although we are no longer a “controlled company” within the meaning of the rules of the NASDAQ Global Select Market, our principal investors will continue to exert substantial influence over us.

TPG, Francisco Partners and Shah Capital Partners collectively hold approximately 39.4% of our outstanding ordinary shares. Even though these investors own less than a majority of our outstanding ordinary shares, they still continue to have significant influence over all matters submitted to our shareholders and significant influence over our business policies and affairs. Pursuant to a shareholders’ agreement, TPG, Francisco Partners and Shah Capital Partners have the right to nominate for election a majority of our directors and the parties to the shareholders’ agreement have agreed, subject to certain minimum shareholding thresholds, to vote their ordinary shares to elect the persons so nominated to our board of directors. These rights of our principal investors do not affect the rights of our other shareholders, under our articles of association, to nominate our directors. In addition, each of TPG, Francisco Partners and Shah Capital Partners have agreed not to vote their ordinary shares for any amendment to our memorandum and articles of association unless all three of them also approve of such amendment.

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

Such powers could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our shareholders. Our principal investors, acting collectively, also are not prohibited from selling a substantial interest in us to a third party or a participant in our industry.

Our articles of association do not provide for shareholder proposals other than nominations to our board of directors and do not explicitly provide for periodic elections of our directors, each of which could negatively affect the ability of shareholders to exercise control over us.

Other than nominations to our board of directors, our articles of association do not provide for a means by which shareholders can propose resolutions for consideration by the other shareholders, including for example, amendments to our articles of association. Further, our articles of association do not explicitly provide for periodic elections of our directors. Although shareholders may nominate directors in connection with our annual shareholders’ meeting, unless we receive such nominations, each of our directors will continue to serve until his death, disability, retirement, resignation or removal (with or without cause) by the other directors or by the vote of shareholders who hold a majority of our shares in favor of a resolution proposed by our board of directors. These provisions could negatively affect the ability of shareholders to exercise control over us. Notwithstanding the absence of specific provisions for periodic election of directors by shareholders, all of our current directors will stand for election at our 2008 annual meeting of shareholders. However, there is no guarantee that any director elected will stand for re-election at any time in the future or that subsequent vacancies on the Board will not be filled by appointment by other directors.

Our principal investors and the persons whom they nominate to our board of directors may have interests that conflict with our interests and the interests of our other shareholders.

TPG, Francisco Partners and Shah Capital Partners and the persons whom they nominate as directors to our board of directors may have interests that conflict with, or are divergent from, our own and those of our other shareholders. TPG, Francisco Partners and Shah Capital Partners are the holders of an aggregate of 39.4% of our outstanding ordinary shares. They have invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between our principal investors and us or our other shareholders may arise. Our memorandum and articles of association do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both our principal investors and us will be reserved for, or made available to, us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and nominating and corporate governance committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other shareholders. In addition, our principal investors’ substantial share ownership may adversely affect the trading price of our ordinary shares because investors often perceive disadvantages in owning shares in companies with shareholders who control a significant percentage of outstanding shares.

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

Our corporate headquarters are located in a 130,000 square foot facility in Fremont, California. The lease on this facility expires in April 2009, unless our option to extend the lease for a three-year period is exercised. We design, manufacture and sell our products at the following facilities:

	Building Size	Leased or
Location	(Sq. Feet)	Owned	Expiration	Capabilities

Fremont, California	130,000	Leased	April 2009	Manufacturing Design Sales
Irvine, California	5,600	Leased	August 2009	Design Sales
Tewksbury, Massachusetts	10,700	Leased	March 2011	Design Sales
Aguada, Puerto Rico	83,000	Leased	November 2007	Manufacturing Sales
Sao Paulo, Brazil	72,000	Leased	September 2012	Manufacturing Sales
Santo Domingo, Dominican Republic	49,000	Leased	March 2008	Manufacturing
Penang, Malaysia	67,000	Owned	N/A	Manufacturing Sales
Gunpo, South Korea	8,500	Owned	N/A	Design Sales

We also have arrangements with third parties in China and India for the manufacturing of memory modules under the SMART brand. We also lease a number of small sales offices throughout the world.

Item 3.	Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

During our third quarter of fiscal 2007, we identified certain discrepancies in the invoicing of certain products that we sold in the Brazilian market in 2006. Some of our imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impact the customers’ eligibility for tax incentives. We assessed the impact arising from these discrepancies and noted that the customers had access to other information to determine the origin of the products and may not have relied on the information contained in the invoices for computing their tax liability. Also, the revenues related to these invoices were not material to our operations. Therefore, we believe that the likelihood of any liability arising from these discrepancies in the invoices is remote and as such, is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows for any periods impacted.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SMOD”. The following table summarizes the high and low bid quotations for our common stock as reported by the NASDAQ Stock Market, beginning on the day our ordinary shares first traded, February 3, 2006.

	High		Low

Fiscal Year 2006
First quarter	$	N/A	$	N/A
Second quarter		$9.09		$8.00
Third quarter		$9.73		$7.90
Fourth quarter		$9.79		$6.98
Fiscal Year 2007
First quarter		$11.75		$8.77
Second quarter		$14.68		$10.38
Third quarter		$15.89		$10.18
Fourth quarter		$15.50		$10.15

As of October 26, 2007, we had approximately 2,200 shareholders of record.

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

For equity plan compensation information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total return to shareholders on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and Standard & Poor’s (S&P) Semiconductors Index. The graph assumes that $100 was invested on August 28, 2006 (the first trading day in fiscal 2007) in our ordinary shares and in each of the foregoing indices, and covers the period to October 31, 2007. No dividends have been declared or paid on our ordinary shares. Shareholder returns over the period indicated are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Return*

* Assumes reinvestment of dividends, if any

Item 6.	Selected Financial Data

The following table sets forth data for the last five fiscal years and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Items 7 and 15, respectively, of this annual report.

On April 16, 2004, SMART and its wholly owned subsidiaries acquired the business unit known as SMART Modular, from Solectron. Selected financial data for the periods prior to and including April 16, 2004 are referred to as the “Predecessor Business” financial data and are derived from the combined financial statements of SMART Modular. We have derived the statement of operations data for the years ended August 31, 2007, August 25, 2006 and August 26, 2005, and the balance sheet data as of August 31, 2007 and August 25, 2006 from our audited financial statements, which have been audited by KPMG LLP and are included elsewhere in this report. KPMG LLP’s report on the consolidated financial statements refers to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment by applying the prospective method at the beginning of fiscal year 2006. We have derived the statement of operations data for the period from April 17, 2004 to August 27, 2004 and the period from August 30, 2003 to April 16, 2004, and the year ended August 29, 2003 and the balance sheet data as of August 27, 2004 and August 29, 2003, from our audited financial statements, which have been audited by KPMG LLP and which are not included in this report. Historical results are not necessarily indicative of results to be expected for future periods.

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

	Successor Business				Predecessor Business
				Period from	Period from
	Fiscal Year	Fiscal Year	Fiscal Year	April 17	August 30,	Fiscal Year
	Ended	Ended	Ended	to	2003 to	Ended
	August 31,	August 25,	August 26,	August 27,	April 16,	August 29,
	2007	2006	2005	2004	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$828,372	$707,406	$607,299	$233,677	$659,171	$828,381
Cost of sales	680,610	580,835	505,983	203,720	602,098	751,534

Gross profit	147,762	126,571	101,316	29,957	57,073	76,847
Operating expenses:
Research and development	16,383	15,545	9,697	4,447	9,012	12,512
Selling, general and administrative	59,552	54,917	46,636	18,151	29,454	46,447
Advisory service agreements’ fees	—	10,303	2,588	913	—	—
Impairment of goodwill	—	—	—	—	43,302	—
Restructuring and impairment costs	—	—	880	1,300	6,224	8,221

Total operating expenses	75,935	80,765	59,801	24,811	87,992	67,180

Income (loss) from operations	71,827	45,806	41,515	5,146	(30,919)	9,667
Interest (expense) income, net	(7,381)	(15,153)	(6,998)	(927)	170	7,685
Other income (expense), net	934	2,567	481	451	(148)	(52)

Total other (expense) income	(6,447)	(12,586)	(6,517)	(476)	22	7,633

Income (loss) before provision for income taxes	65,380	33,220	34,998	4,670	(30,897)	17,300
Provision for income taxes	9,458	914	8,802	1,255	2,301	29,320

Net income (loss)	$55,922	$32,306	$26,196	$3,415	$(33,198)	$(12,020)

Net income per ordinary share, basic	$0.94	$0.60	$0.54	$0.07

Net income per ordinary share, diluted	$0.88	$0.55	$0.49	$0.07

Shares used in computing net income per ordinary share, basic	59,636	54,265	48,872	48,872

Shares used in computing net income per ordinary share, diluted	63,782	59,189	53,531	50,745

	Successor Business				Predecessor Business
		August 25,	August 26,	August 27,	April 16,	August 29,
	August 31, 2007	2006	2005	2004	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$144,147	$85,620	$75,970	$36,747	$17,887	$44,654
Working capital	245,880	181,031	132,165	49,681	80,531	360,621
Total assets	453,077	426,456	321,061	288,040	257,056	600,104
Total long-term debt	81,250	81,250	125,000	—	—	—
Total shareholders’ equity	215,847	146,895	38,883	76,594	88,325	426,578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems to OEMs. Our subsystem products include memory modules, embedded computing and TFT-LCD display products that we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, an increase in overall unit demand by end users for, and an increase in memory content in, products that incorporate our subsystems should have a positive effect on our financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Dell and Motorola. We maintain a strong global footprint with low-cost manufacturing capabilities through our facilities in Malaysia, Brazil and the Caribbean, as well as through our agreements with third-party manufacturers in India and China. Our global operations enable us to rapidly respond to our customers’ requirements worldwide.

In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the acquisition of SMART Modular, we have repositioned our business by focusing on the delivery of higher value added products, diversifying our end markets, refocusing on more technical and engineered products and solutions, migrating manufacturing to low cost regions and rationalizing our expenses. For example, in connection with diversifying our end markets, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD display products, and in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider. In fiscal 2006, we completed our new manufacturing facility in São Paulo, Brazil into which we import finished wafers and package them first into memory integrated circuits, or ICs, and then into memory modules. This initiative is part of our strategy to extend our existing business vertically, where it gives us a competitive advantage, to become a more comprehensive solutions provider.

In February 2006, we sold 9,090,909 of our ordinary shares in an initial public offering at an offering price of $9.00 per share, resulting in total proceeds of $74.2 million, net of underwriters’ discounts and offering expenses.

In January 2007, we closed a secondary public offering of our ordinary shares, whereby our selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. We did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were sold by existing shareholders, and incurred approximately $0.8 million in offering expenses in connection with this offering. We recorded these expenses in selling, general and administrative expenses in our consolidated statement of operations for the year ended August 31, 2007.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Our customers typically do not separately compensate us for design and engineering work involved in developing custom products for them. We expect our research and development expenses to increase in fiscal 2008, principally as a result of increased spending on engineering efforts related to our embedded computing and TFT-LCD display products.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. We anticipate that our general and administrative expenses will increase in fiscal 2008, as we continue to grow our organization.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ in the future from these estimates or our estimates may be affected by different assumptions or conditions.

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

The following is a summary of our net sales and gross billings:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	August 31,	August 25,	August 26,
	2007	2006	2005
	(In thousands)

Product net sales	$778,142	$663,667	$568,462
Service revenue	50,230	43,739	38,837

Net sales	828,372	707,406	607,299
Plus: Related cost of sales(1)	1,085,715	773,786	742,710

Gross billings to customers	$1,914,087	$1,481,192	$1,350,009

(1)	Represents cost of sales netted against sales accounted for on an agency basis.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor, and manufacturing overhead. From time to time, our customers may request that we purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory estimated to be sold beyond one year from the balance sheet date, is classified as non-current inventory and included in non-current assets in our consolidated balance sheets. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to their purchase of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.

Restructuring Charges

We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, subleasing assumptions and operations restructuring accruals on a quarterly basis. Adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual costs may differ from our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring and impairment costs line of our consolidated statements of operations.

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

Stock-Based Compensation

Effective at the beginning of fiscal 2006, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R and the impact of adoption are described in Note 1(p) to the consolidated financial statements.

Results of Operations

The following is a summary of our results of operations for 2007, 2006 and 2005.

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	August 31,	August 25,	August 26,
	2007	2006	2005
	(In millions)

Net sales	$828.4	$707.4	$607.3
Cost of sales	680.6	580.8	506.0

Gross profit	147.8	126.6	101.3
Operating expenses:
Research and development	16.4	15.5	9.7
Selling, general and administrative	59.6	54.9	46.6
Advisory service agreements’ fees	—	10.3	2.6
Restructuring and impairment costs	—	—	0.9

Total operating expenses(1)	76.0	80.8	59.8

Income from operations	71.8	45.8	41.5
Interest expense, net	(7.4)	(15.2)	(7.0)
Other income, net	0.9	2.6	0.5

Total other expense, net(1)	(6.4)	(12.6)	(6.5)

Income before provision for income taxes	65.4	33.2	35.0
Provision for income taxes	9.5	0.9	8.8

Net income	$55.9	$32.3	$26.2

(1)	Summations may not compute precisely due to rounding.

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 25, 2006

Net Sales.  Net sales for 2007 were $828.4 million, or a 17% increase from $707.4 million for 2006. This increase was primarily due to a $126.4 million increase in net sales to our OEM customers, which was primarily driven by an increase in unit sales volume. Included in net sales for 2007 is $1.8 million of sales, the corresponding cost of which was recorded in a prior period, related to products shipped in the fourth quarter of fiscal 2006 under a customer arrangement for which the fee was not fixed or determinable, or collectibility reasonably assured at the time of sale. In 2007, 2006 and 2005, our logistics and service offerings accounted for approximately 6.1%, 6.2% and 6.4% of net sales, respectively. We do not expect that such revenues will materially increase in 2008 or subsequent periods.

Cost of Sales.  Cost of sales for 2007 was $680.6 million, or a 17% increase from $580.8 million for 2006. Cost of sales as a percent of net sales remained unchanged at 82%. The $99.8 million increase in cost of sales was principally due to the overall increase in net sales to our OEM customers. Included in cost of sales for 2007 is an approximately $1.7 million benefit due to the reversal of inventory reserve that was recorded in 2005, related to end-of-life inventory that we disposed of at cost in 2007.

Gross Profit.  Gross profit for 2007 was $147.8 million, or a 17% increase from $126.6 million for 2006. Gross margin remained unchanged at 18%. The increase in gross profit was primarily due to the higher net sales to our OEM customers, which was primarily driven by an increase in unit sales volume.

Research and Development Expenses.  Research and development, or R&D expenses for 2007 were $16.4 million, or a 6% increase from $15.5 million for 2006. This increase was primarily due to approximately $0.6 million increase in stock-based compensation expense incurred during 2007 when compared to 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A expenses for 2007 were $59.6 million, or a 9% increase from $54.9 million for 2006. This change was the result of a net increase in SG&A headcount and annual pay raises and commissions of approximately $1.9 million, approximately $1.8 million in incremental stock-based compensation expense, approximately $0.8 million in offering expenses incurred in connection with our secondary share offering and approximately $1.6 million in incremental accounting, legal and consulting expenses, offset by an approximately $2.0 million decline in amortization expense due to the reduction of our net intangible assets to zero during the fourth quarter of 2006.

Advisory Service Agreements’ Fees.  We did not incur fees under the advisory service agreements during fiscal 2007. Fees from the advisory service agreements for 2006 were $10.3 million, which included a $9.0 million charge to terminate our obligation to pay annual fees under these agreements, as well as approximately $1.3 million in advisory service fees incurred for the period from August 27, 2005 through February 8, 2006.

Interest Expense, Net.  Net interest expense for 2007 was $7.4 million, compared to $15.2 million for 2006. This decrease was principally due to $5.9 million of interest charges that we incurred during the third quarter of fiscal 2006, in connection with the redemption of $43.8 million of the Notes during the third quarter of fiscal 2006 and the related reduction in interest expense on the Notes during fiscal 2007. Interest expense also reflects the effect of interest rate swaps (“Swaps”) used to hedge the variable interest rate exposure on our senior secured floating rate notes.

Other Income, Net.  Net other income for 2007 decreased to $0.9 million, from $2.6 million in 2006. This decrease was principally due to the fact that in June 2006, based upon further review of our hedge accounting practices, we concluded that we needed to change the accounting for the Swaps previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recorded approximately $1.4 million of other income that was previously recorded in other comprehensive income. We recorded the adjustment in the third quarter of fiscal 2006, as the amount was not material to any impacted period. We also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during that quarter. We implemented hedge accounting under the “long haul” method for cash flow hedges for our Swaps in the fourth quarter of fiscal 2006, which results in changes in fair value of the Swaps, excluding the ineffective portion of the hedge, to be recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge are reflected in other income or expense.

Provision for Income Taxes.  The effective tax rates for 2007 and 2006 were approximately 15% and 3%, respectively. We reduced our deferred tax assets’ valuation allowance by approximately $2.4 million and $10.3 million during the fourth quarters of fiscal 2007 and 2006, respectively. Since the valuation allowance was originally established in connection with the Acquisition, the benefit of the reduction during 2006 was recorded first to reduce to zero the remaining balance of the acquired intangible assets, with the remaining amount of approximately $3.8 million recorded as an income tax benefit during the fourth quarter of fiscal 2006. The entire $2.4 million was recorded as an income tax benefit during the fourth quarter of fiscal 2007.

Excluding the impact of the $2.4 million and $3.8 million reduction in the tax provision for release of the valuation allowance, the effective tax rate for fiscal 2007 and 2006 would have been approximately 18%, up from approximately 14% for fiscal 2006, respectively. This increase was principally due to a higher portion of our profits being generated in higher tax rate jurisdictions during 2007 when compared to 2006.

Fiscal Year Ended August 25, 2006 Compared to Fiscal Year Ended August 26, 2005

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

Advisory Service Agreements’ Fees.  Fees from the advisory service agreements for 2006 were $10.3 million, compared to $2.6 million for 2005. During 2006, fees from advisory service agreements included a $9.0 million charge to terminate our obligation to pay annual fees under these agreements, as well as approximately $1.3 million in advisory service fees incurred for the period from August 27, 2005 through February 8, 2006.

Restructuring and Impairment Costs.  No restructuring or impairment costs were incurred in 2006. Restructuring and impairment costs for 2005 consisted of $0.4 million for the impairment and other exit costs and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of our communication products.

Interest Expense, Net.  Net interest expense for 2006 was $15.2 million, compared to $7.0 million for 2005. This increase was principally due to interest expense of approximately $17.3 million incurred in 2006 in connection with our senior secured floating rate notes issued in March 2005, versus approximately $8.0 million in interest expense incurred in 2005 on our senior secured floating rate notes and our revolving line of credit balances outstanding, together with $5.9 million of interest charges that we incurred during 2006, in connection with the redemption of $43.8 million aggregate principal amount of our senior secured floating rate notes, offset primarily by higher levels of interest income during 2006. Interest expense also reflects the effect of interest rate swaps used to hedge the variable interest rate exposure on our senior secured floating rate notes.

Other Income, Net.  Net other income for 2006 increased to $2.6 million, from $0.5 million in 2005. In June 2006, based upon further review of our hedge accounting practices, we concluded that we needed to change the accounting for the Swaps previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recorded approximately $1.4 million of other income that was previously recorded in other comprehensive income. We recorded the adjustment in the third quarter of fiscal 2006, as the amounts were not material to income in any period impacted. In the third quarter of fiscal 2006, we also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during the quarter. We implemented hedge accounting under the “long haul” method for cash flow hedges for our Swaps in the fourth quarter of fiscal 2006, which results in changes in fair value of the Swaps, excluding the ineffective portion of the hedge, being recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge are reflected in other income or expense.

Provision for Income Taxes.  The effective tax rates for 2006 and 2005 were approximately 3% and 25%, respectively. We reduced our deferred tax assets’ valuation allowance by approximately $10.3 million in the fourth quarter of fiscal 2006. Since the valuation allowance was originally established in connection with the Acquisition, the benefit of the reduction was recorded first to reduce to zero the remaining balance of the acquired intangible assets, with the remaining amount of approximately $3.8 million, recorded as an income tax benefit during the fourth quarter of fiscal 2006.

Excluding the impact of the $3.8 million tax benefit for release of the valuation allowance, the effective tax rate for fiscal 2006 would have been approximately 14%, down from approximately 25% for fiscal 2005. This decline was principally due to a higher portion of our profits being generated in lower tax rate jurisdictions during 2006, when compared to 2005, together with the approval of our lower tax rate in Puerto Rico during the first quarter of fiscal 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, research and development expenditures, potential acquisitions, and working capital requirements.

Debt Service

As of August 31, 2007, (1) we had total long-term indebtedness of $81.3 million under the Notes; and (2) our senior secured credit facility was undrawn, with approximately $50.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Credit Facility.  Our senior secured credit facility (WF Credit Facility) provides us with up to $50.0 million of aggregate borrowing capacity ($30.0 million of which may be in the form of letters of credit). Borrowings under this credit facility bear interest based on LIBOR plus an applicable margin, ranging from 1.25% (if the funded debt to adjusted EBITDA ratio is less than or equal to 1.00) to 2.00% (if such ratio is greater than 2.00). The credit facility contains financial covenants that require us to maintain, as of the end of each fiscal quarter, an adjusted quick ratio (as defined in the WF Credit Facility) equal to or greater than 1.00, an adjusted EBITDA equal to or greater than $50.0 million (based on the preceding four fiscal quarters then ended), and a funded debt to adjusted EBITDA ratio equal to or less than 2.25. We are no longer required to comply with any fixed charge coverage ratios as a result of the amendment. Our senior secured credit facility is available for general corporate purposes until April 30, 2010, unless earlier terminated. We are in compliance with all such covenants at August 31, 2007.

Senior Secured Floating Rate Notes Due April 2012.  Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We are in compliance with all such covenants at August 31, 2007.

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

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from Modular, L.L.C, the Company’s Parent, and our initial public offering. As of August 31, 2007, our cash and cash equivalents were approximately $144.1 million.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $69.7 million in 2007, compared to net cash provided by operating activities of $0.5 million in 2006. This change was principally the result of increases in net income of $23.6 million, together with decreases in the change in inventory, accounts receivable and prepaid expenses and other assets of $14.3 million, $95.4 million and $18.6 million, respectively, offset by decrease in the change in accounts payable of $86.9 million.

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

Cash Flows from Investing Activities.  Net cash used in investing activities was $14.4 million in 2007, compared to net cash used in investing activities of approximately $15.9 million in 2006. Cash used in investing activities was higher during 2006 primarily due to an increased level of capital expenditures of approximately $6.4 million principally in connection with our packaging facility in Brazil, offset by the maturity of short-term investments of approximately $5.1 million during the same period.

Net cash used in investing activities was $15.9 million in 2006, compared to net cash used in investing activities of approximately $12.9 million in 2005. This change was primarily the result of a $14.3 million increase in capital expenditures, mainly in connection with our new packaging facility in Brazil, offset by $10.1 million positive cash flow difference in short-term investments activity between fiscal 2005 and fiscal 2006.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $2.2 million in 2007, compared to $25.1 million in net cash provided by financing in 2006. The change was mainly related to the proceeds received from our initial public offering of approximately $74.2 million in February 2006, together with an increase in the proceeds of stock option exercises of approximately $1.8 million, offset by the $48.1 million in long-term debt redemption in March 2006.

Net cash provided by financing activities was $25.1 million in 2006, compared to net cash used by financing activities of approximately $3.7 million in 2005. This change was principally due to $74.2 million in proceeds, net of underwriters’ discounts and offering expenses, from our initial public offering in the second quarter of 2006, together with approximately $53.1 million in net revolving line of credit repayments and approximately $65.1 million in preferred shares repurchases during the first nine months of fiscal 2005, offset by net activity between the issuance ($120.1 million) and redemption ($48.1 million) of Notes during fiscal 2005 and 2006, respectively.

Contractual Obligations

Our contractual obligations as of August 31, 2007 are set forth below:

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In millions)

Total debt	$—	$—	$81.3	$—	$81.3
Interest expense cash obligations in connection with long-term debt and related interest rate swaps	8.9	17.9	14.2	—	41.0
Operating leases	2.2	2.5	1.5	0.1	6.3

Total contractual cash obligations	$11.1	$20.4	$97.0	$0.1	$128.6

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain tax position in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for us beginning in the first quarter of fiscal 2008. We are currently analyzing the requirements of FIN 48 and have not yet determined the impact, if any, on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require new fair value measurements. SFAS No. 157 is effective for us no later than the first quarter of fiscal 2009. We are currently analyzing the requirements of SFAS No. 157 and have not yet determined the impact, if any, on our financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. SAB 108 is effective for us no later than the fourth quarter of fiscal 2007. Accordingly, we adopted the requirements of SAB 108 during the fourth quarter of fiscal 2007 without an impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of foreign currency exchange rate fluctuations and changes in interest rates.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our senior secured credit facility provides for borrowings of up to $50.0 million that will also bear interest at variable rates. Assuming the senior secured credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.3 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.25 million and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively, and expiring on April 1, 2008 and April 28, 2010, respectively. However, we cannot assure you that these interest rate swaps or any other interest rate swaps that we implement will be effective.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The management of SMART Modular Technologies (“SMART” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. SMART’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

SMART management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2007, the Company’s internal control over financial reporting is effective.

Effectiveness of the Company’s internal control over financial reporting as of August 31, 2007 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 43, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, SMART’s principal executive officer and principal financial officer have concluded that SMART’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by SMART in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in SMART’s internal control over financial reporting during the last quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which we expect to file on or before December 14, 2007.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on our website at www.smartm.com under Corporate Governance.

Item 11.	Executive Compensation

The information required by this item will be set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Schedules:
Schedule II — Valuation and Qualifying Accounts	87

(a)(3) Exhibits

Please see the Exhibit Table at the end of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:

We have audited the accompanying consolidated balance sheets of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) as of August 31, 2007 and August 25, 2006, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 31, 2007 and August 25, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(p) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, applying the prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 12, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
November 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:

We have audited SMART Modular Technologies (WWH), Inc. and subsidiaries’ (the Company) internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SMART Modular Technologies (WWH), Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2007 and August 25, 2006, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2007 and the related financial statement schedule II, and our report dated November 12, 2007 expressed an unqualified opinion on those consolidated financial statements and financial schedule II.

/s/  KPMG LLP

Mountain View, California
November 12, 2007

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 25,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$144,147	$85,620
Accounts receivable, net of allowances of $2,517 and $2,592 as of August 31, 2007 and August 25, 2006, respectively	184,391	208,652
Inventories	65,105	65,902
Prepaid expenses and other current assets	8,217	17,531

Total current assets	401,860	377,705
Property and equipment, net	33,588	25,971
Goodwill	3,187	3,187
Other non-current assets	14,442	19,593

Total assets	$453,077	$426,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,937	$169,349
Accrued expenses	24,043	27,325

Total current liabilities	155,980	196,674
Long-term debt	81,250	81,250
Other long-term liabilities	—	1,637

Total liabilities	$237,230	$279,561

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 60,664,463 and 58,430,803 shares issued and outstanding as of August 31, 2007 and August 25, 2006, respectively	10	10
Additional paid-in capital	92,250	85,251
Deferred stock-based compensation	(335)	(555)
Accumulated other comprehensive income	6,083	272
Retained earnings	117,839	61,917

Total shareholders’ equity	215,847	146,895

Total liabilities and shareholders’ equity	$453,077	$426,456

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$828,372	$707,406	$607,299
Cost of sales*	680,610	580,835	505,983

Gross profit	147,762	126,571	101,316

Operating expenses:
Research and development*	16,383	15,545	9,697
Selling, general, and administrative*	59,552	54,917	46,636
Advisory service agreements’ fees	—	10,303	2,588
Restructuring and impairment costs	—	—	880

Total operating expenses	75,935	80,765	59,801

Income from operations	71,827	45,806	41,515

Interest expense	(10,365)	(17,326)	(8,003)
Interest income	2,984	2,173	1,005
Other income, net	934	2,567	481

Total other expense	(6,447)	(12,586)	(6,517)

Income before provision for income taxes	65,380	33,220	34,998
Provision for income taxes	9,458	914	8,802

Net income	55,922	32,306	26,196

Net income per ordinary share, basic	$0.94	$0.60	$0.54

Shares used in computing basic net income per ordinary share	59,636	54,265	48,872

Net income per ordinary share, diluted	$0.88	$0.55	$0.49

Shares used in computing diluted net income per ordinary share	63,782	59,189	53,531

* Stock-based compensation by category:
Cost of sales	$521	$191	$—
Research and development	1,156	578	—
Selling, general and administrative	3,014	1,216	227

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

							Accumulated
	Series A Redeemable					Deferred	Other
	Preferred Shares		Ordinary Shares		Additional	Stock-Based	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Income (Loss)	Earnings	Equity	Income
	(Dollars in thousands)

Balances as of August 27, 2004	1,024,700	$65,140	48,872,340	$8	$8,137	$—	$(106)	$3,415	$76,594	$3,309
Repurchase of series A redeemable preferred shares	(1,024,700)	(65,140)	—	—	—		—	—	(65,140)
Foreign currency translation	—	—	—	—	—		994	—	994	994
Deferred stock-based compensation	—	—	—	—	1,353	(1,353)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	227	—	—	227
Other	—	—	—	—	—	—	12	—	12	12
Net income	—	—	—	—	—	—	—	26,196	26,196	26,196

Balances as of August 26, 2005	—	—	48,872,340	8	9,490	(1,126)	900	29,611	38,883	27,202

Stock option exercises	—	—	467,554	—	103	—	—	—	103
Issuance of ordinary shares in an initial public offering	—	—	9,090,909	2	74,172	—	—	—	74,174
Foreign currency translation	—	—	—	—	—		89	—	89	89
Stock-based compensation expense	—	—	—	—	1,414	571	—	—	1,985
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	—	—	—	—	—	—	(717)	—	(717)	(717)
Tax benefit for stock option exercises	—	—	—	—	72	—	—	—	72
Net income	—	—	—	—	—	—	—	32,306	32,306	32,306

Balances as of August 25, 2006	—	—	58,430,803	10	85,251	(555)	272	61,917	146,895	31,678

Stock option exercises	—	—	2,233,660	—	1,926	—	—	—	1,926	—
Stock-based compensation expense	—	—	—	—	4,471	220	—	—	4,691	—
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	—	—	—	—	—	—	(1)	—	(1)	(1)
Foreign currency translation	—	—	—	—	—	—	5,812	—	5,812	5,812
Tax benefit for stock option exercises	—	—	—	—	602	—	—	—	602	—
Net income	—	—	—	—	—	—	—	55,922	55,922	55,922

Balances as of August 31, 2007	—	—	60,664,463	$10	$92,250	$(335)	$6,083	$117,839	$215,847	$61,733

See accompanying notes to consolidated financial statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended	Year Ended
	Year Ended August	August 25,	August 26,
	31, 2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$55,922	$32,306	$26,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,031	8,673	8,505
Note redemption charge	—	4,388	—
Stock-based compensation	4,691	1,985	227
Impairment of property, equipment and goodwill	—	—	65
Amortization of debt issuance costs	741	2,317	412
Gain on sale of assets	—	(64)	(69)
Deferred income tax provision	270	(3,679)	931
Net change in unrealized gain or loss under cash flow hedging arrangements	963	(2,287)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	18,574	(76,833)	24,930
Inventories	3,907	(10,402)	(8,118)
Prepaid expenses and other assets	12,222	(6,358)	(2,154)
Accounts payable	(33,714)	53,213	(3,372)
Accrued expenses and other current liabilities	(2,871)	(2,758)	7,921
Other non-current liabilities	—	—	112

Net cash provided by operating activities	69,736	501	55,586

Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	—	(680)	(2,260)
Sale (purchase) of short-term investments	—	5,071	(5,071)
Capital expenditures	(14,059)	(20,431)	(6,109)
Cash deposits on equipment	(391)	—	—
Proceeds from sale of property and equipment	—	131	284
Other	3	(5)	253

Net cash used in investing activities	(14,447)	(15,914)	(12,903)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	120,120
Advance from customer	—	(1,000)	(4,000)
Excess tax benefits from share-based compensation	602	—	—
Net payments on other debt	—	—	(1,524)
Borrowings under revolving line of credit	110,953	27,147	231,538
Repayments on revolving line of credit	(111,271)	(27,147)	(284,664)
Proceeds from issuance of ordinary shares from stock option exercises	1,926	103	—
Redemption of Notes	—	(48,138)	—
Proceeds from issuance of ordinary shares	—	74,174	—
Repurchase of series A redeemable preferred shares	—	—	(65,140)

Net cash provided by (used in) financing activities	2,210	25,139	(3,670)

Effect of exchange rate changes on cash and cash equivalents	1,028	(76)	210

Net increase in cash and cash equivalents	58,527	9,650	39,223
Cash and cash equivalents at beginning of period	85,620	75,970	36,747

Cash and cash equivalents at end of period	$144,147	$85,620	$75,970

Supplemental disclosures of cash flow information:
Cash paid during the year, net of cash received:
Interest	$9,376	$15,271	$4,641
Taxes	9,999	4,643	4,440

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007, August 25, 2006 and August 26, 2005

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

SMART is headquartered in Fremont, California, and has operations in Fremont, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; the Dominican Republic; and Brazil.

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

In January 2007, the Company closed a secondary public offering of its ordinary shares, whereby its selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. The Company did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were sold by existing shareholders, and incurred approximately $0.8 million in offering expenses in connection with this offering. These offering expenses were recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended August 31, 2007.

(b)	Basis of Presentation

The accompanying consolidated financial statements as of August 31, 2007 and August 25, 2006 and for the years ended August 31, 2007, August 25, 2006 and August 26, 2005 are comprised of SMART and its subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

(c)	Acquisition of Businesses

In September 2004, the Company acquired Estecom for approximately $3.3 million. Estecom was acquired to broaden the Company’s product offering in the TFT-LCD market and expand its presence in the gaming and industrial end markets. The acquisition was accounted for as a purchase of a business and resulted in goodwill of

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.2 million. Since Estecom achieved certain technology milestones during the period from the date of acquisition through August 31, 2006, the former owners of Estecom were paid an additional purchase price payment of $0.4 million, which increased the value of goodwill resulting from the acquisition. No contingent consideration remains at August 31, 2007.

On August 31, 2005, the Company acquired ConXtra for approximately $0.7 million. The acquisition was accounted for as a purchase of a business and resulted in goodwill of $0.6 million. ConXtra was acquired to broaden the Company’s expertise in electronic system design.

(d)	Year-End

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. Fiscal 2007, 2006 and 2005 ended on August 31, 2007, August 25, 2006 and August 26, 2005, respectively, and included 53, 52 and 52 weeks, respectively.

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

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated direct cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $1,136 million, $818 million and $782 million for the years ended August 31, 2007, August 25, 2006 and August 26, 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.

(i)	Inventories

Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor, and manufacturing overhead. At each balance sheet date, the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. The Company adjusts remaining balances to approximate the lower of its manufacturing cost or market value. From time to time, SMART’s customers may request that it purchase quantities of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase. The portion, if any, of slow moving inventory not expected to be sold within one year from the balance sheet date, is classified as non-current inventory and included in other non-current assets in the accompanying consolidated balance sheets. The Company’s provisions for excess and obsolete inventory are also impacted by contractual arrangements with customers including ability or inability to re-sell such inventory to them. If actual market conditions or customers’ product demands are less favorable than those projected or if customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Intangibles

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of August 31, 2007 and August 25, 2006 (in thousands):

		August 31,	August 25,
	Life	2007	2006

Customer relationships	5	$—	$11,797
Technology	3	—	1,826
Trademark	7	—	4,680

Total		—	18,303
Accumulated amortization		—	(6,141)
Other deductions		—	(12,162)

Carrying value		$—	$—

Amortization expense for fiscal 2006 and 2005 was $2.4 and $2.8 million, respectively.

Other deductions include the benefit of the recognition or realization of deferred tax assets in fiscal 2006 and 2005, which had a related full valuation allowance recorded on the date of the acquisition of SMART Modular.

Included in this amount is the benefit related to the reduction of the deferred tax assets’ valuation allowance by approximately $10.3 million at August 25, 2006. This benefit was allocated first to reduce to zero the remaining balance of the acquired intangible assets of approximately $6.5 million, with the remaining benefit of approximately $3.8 million, recorded as an income tax benefit during the fourth quarter of fiscal 2006.

(m)	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, long-lived assets, excluding goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less cost of disposal.

(n)	Income Taxes

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The gains or losses resulting from the re-measurement process are recorded in other expense in the statements of operations. In 2007, 2006 and 2005, the effects of such transaction gains and losses and re-measurement adjustments on the Company’s results of operations were not material.

(p)	Stock-Based Compensation

The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of August 31, 2007, the Company is authorized to issue up to 13,049,882 ordinary shares under this plan.

Prior to fiscal 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recorded only if the deemed fair value of the underlying shares exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on a straight-line basis over the vesting period of each grant, generally over four years.

On August 27, 2005 (effective date), the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, applying the prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in APB 25, and related interpretations, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company adopted SFAS No. 123R prospectively because, prior to the period of adoption, it was a non-public entity that used the minimum value method for pro forma disclosure under the provisions of SFAS No. 123, and applied APB 25 for recognition purposes.

Stock-based compensation expense amounted to approximately $4.7 million, $2.0 million and $0.2 million for fiscal 2007, 2006 and 2005, respectively.

The Company elected to continue amortizing stock-based compensation for awards granted after its adoption of SFAS No. 123R on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.

Summary of Assumptions and Activity

Under SFAS No. 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is an average of the Company’s common stock volatility, together with the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s SAB No. 107, Share-Based Payment. The risk-free

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

	Year Ended	Year Ended
	August 31,	August 25,
	2007	2006

Stock options:
Expected term (years)	6.25	6.25
Expected volatility	68%	80%
Risk-free interest rate	4.61%	4.63%
Expected dividends	—	—

A summary of option activity as of and for years ended August 31, 2007 and August 25, 2006, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at August 26, 2005	5,478	$0.29
Options granted	2,133	5.09
Options exercised	(467)	(0.22)
Options forfeited	(353)	(2.59)

Options outstanding at August 25, 2006	6,791	$1.68	8.3	$50,800

Options exercisable at August 25, 2006	2,660	$0.60	8.0	$22,780

Options vested and expected to vest at August 25, 2006	6,534	$1.63	8.3	$49,226

Options outstanding at August 25, 2006	6,791	1.68
Options granted	2,036	10.80
Options exercised	(2,234)	(0.86)
Options forfeited	(234)	(5.56)

Options outstanding at August 31, 2007	6,359	$4.75	7.9	$40,521

Options exercisable at August 31, 2007	2,565	$2.42	7.4	$21,893

Options vested and expected to vest at August 31, 2007	6,138	$4.63	7.9	$39,810

The weighted average fair value of options granted during the year ended August 31, 2007 was $7.46 per option. The total intrinsic value of options exercised during the year ended August 31, 2007 was $25.6 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

As of August 31, 2007, there was approximately $15.8 million of total unrecognized compensation cost related to employee and independent director stock options. Such cost is expected to be recognized on a straight-line basis over the next four years. The total fair value of shares vested during the year ended August 31, 2007 was approximately $5.2 million.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. generally accepted accounting principles are excluded from net income. For the Company, comprehensive income generally consists of foreign currency translation adjustments, changes in unrealized gains or losses on derivative financial instruments accounted for as cash flow hedges and unrealized gains and losses on investments classified as available-for-sale.

(s)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable balance reflect a concentration of activity with two customers (see note 14). The Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers to minimize collection risk on trade accounts receivable and maintains allowances for potentially uncollectible accounts.

(t)	Net Income Per Share

Basic net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method.

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

Numerator:
Net Income	$55,922	$32,306	$26,196
Denominator:
Weighted average ordinary shares	59,636	54,265	48,872
Effect of dilutive ordinary shares:
Stock options	4,146	4,924	4,659

Weighted average ordinary shares, diluted	63,782	59,189	53,531

Net income per ordinary share, basic	$0.94	$0.60	$0.54

Net income per ordinary share, diluted	$0.88	$0.55	$0.49

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company excluded 1,975,615, 1,412,604 and — 0— stock options from the computation of diluted net income per ordinary share for the years ended August 31, 2007, August 25, 2006 and August 26, 2005, respectively, as their inclusion would have been anti-dilutive.

(u)	New Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain tax position in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently analyzing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

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

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. SAB 108 is effective for the Company no later than the fourth quarter of fiscal 2007. Accordingly, the Company adopted the requirements of SAB 108 during the fourth quarter of fiscal 2007 without an impact on its financial position or results of operations.

(2)	Related Party Information

In April 2004, the Company entered into advisory service agreements with entities affiliated with each of TPG, Francisco Partners, and Shah Capital Partners (members of Modular, L.L.C., the Company’s then majority shareholder) pursuant to which each advisor may provide financial advisory and consulting services to the Company. These services have included executive and management services; identification, support, and analysis of acquisitions and dispositions by the Company or its subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projects, and monitoring of compliance with financing agreements; and human resource functions, including searching for and hiring of executive and other services for the Company upon which the Company’s board of directors and such advisors agree.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 8, 2006, the Company used $9.0 million of its proceeds from the initial public offering and made a one-time payment, which was expensed during the second quarter of fiscal 2006, to terminate the annual fees payable under its advisory service agreements with the entities affiliated with each of the three advisors. Accordingly, the Company did not incur any advisory service fees for the year ended August 31, 2007. In addition to the termination fee, the Company incurred approximately $1.3 million and $2.6 million in advisory service fees pursuant to the advisory service agreements for the years ended August 25, 2006 and August 26, 2005, respectively.

In January 2007, the Company closed a secondary public offering of its ordinary shares, whereby its selling shareholders sold 14,800,000 ordinary shares at $12.50 per share. The Company did not receive any proceeds from this offering, as all 14,800,000 ordinary shares were sold by existing shareholders, and incurred approximately $0.8 million in offering expenses in connection with this offering. These offering expenses were recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended August 31, 2007.

(3)	Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 25,
	2007	2006

Raw materials	$27,477	$29,249
Work in process	4,815	5,098
Finished goods	32,813	31,555

	$65,105	$65,902

As of August 31, 2007 and August 25, 2006, approximately $ -0- million and $2.9 million, respectively, of slow moving finished goods inventory estimated to be sellable one year from the balance sheet date, has been classified as non-current inventory and included in other non-current assets in the accompanying consolidated balance sheets.

(4)	Net Property and Equipment

Property and equipment consisted of the following (in thousands):

	August 31,	August 25,
	2007	2006

Buildings	$717	$702
Office furniture, software, computers, and equipment	5,189	4,155
Manufacturing equipment	40,636	25,568
Leasehold improvements	10,648	9,088

	57,190	39,513
Less accumulated depreciation and amortization	23,602	13,542

Net property and equipment	$33,588	$25,971

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense was $9.0 million, $6.3 million and $5.7 million for the years ended August 31, 2007, August 25, 2006 and August 26, 2005, respectively.

(5)	Income Taxes

The components of income tax expense for the years ended August 31, 2007, August 25, 2006, and August 26, 2005, are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

Current:
Federal	$(340)	$527	$2,130
State	293	267	336
Foreign	9,235	3,799	5,405

	9,188	4,593	7,871

Deferred:
Federal and state	699	(3,776)	—
Foreign	(429)	97	931

	270	(3,679)	931

	$9,458	$914	$8,802

The effective income tax rate (expressed as a percentage of income before income taxes) varied from the U.S. statutory income tax rate for the years ended August 31, 2007, August 25, 2006, and August 26, 2005, as a result of the following items:

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxes at different rates	(12.1)	(12.1)	(7.9)
State income tax, net of federal tax benefit	0.8	0.9	0.6
Tax holiday — Malaysia	(5.6)	(9.7)	(8.8)
Change in valuation allowance	(3.6)	(11.4)	4.2
Foreign withholding taxes	—	—	2.7
Other, net	—	0.1	(0.6)

	14.5%	2.8%	25.2%

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2007 and August 25, 2006 are as follows (in thousands):

	2007	2006

Deferred tax assets:
Accruals and allowances	$3,499	$4,451
Stock-based compensation	2,047	681
Credits carryover	724	247
Capital loss carryover	1,655	1,743
Property and equipment	12	—
Net operating loss carryover	12,999	16,520

Deferred tax assets	20,936	23,642
Valuation allowance	(10,856)	(13,212)

Net deferred tax assets	10,080	10,430

Deferred tax liabilities:
Property and equipment	—	(80)

Deferred tax liabilities	—	(80)

Net deferred tax assets	$10,080	$10,350

As of August 31, 2007, the Company classified approximately $1.7 million of current deferred tax assets in other current assets and $8.4 million of non-current deferred tax assets in other non-current assets, respectively, on the accompanying consolidated balance sheets.

As of August 25, 2006, the Company classified approximately $1.9 million of current deferred tax assets in other current assets and $8.5 million of non-current deferred tax assets in other non-current assets, respectively, on the accompanying consolidated balance sheets.

As of August 31, 2007, the Company had U.S. (federal) and California (state) net operating loss carryovers of approximately $49.3 million and $30.5 million, respectively. The federal net operating loss carryovers will expire in 2011 through 2027 and the California net operating loss carryovers will expire in 2013 through 2017, in varying amounts, if not utilized.

The federal and California net operating loss carryovers are subject to an annual limitation as a result of a change of ownership as defined in Section 382 of the Internal Revenue Code. The annual limitation will not prevent the Company from using the net operating loss carryovers if sufficient income is earned in the carryover period.

For the year ended August 31, 2007, the Company recorded a $0.6 million tax benefit to additional paid in capital for excess tax deductions attributable to share-based payments that reduce taxes payable.

Pursuant to footnote 82 of SFAS No. 123R, Share-Based Payment, the additional tax benefit from excess tax deductions attributable to share based payments resulted in $13.7 million of federal net operating loss carryovers and $8.6 million of California net operating loss carryovers that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable. The Company follows the ordering rules, which assume that stock option deductions are the last item to be considered in calculating taxes.

As of August 31, 2007, the Company had capital loss carryovers of approximately $4.1 million, which if not utilized to offset capital gains, will expire in 2008. The Company has foreign tax credits and state credit carryovers that expire beginning in 2008.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2007, the Company has consolidated deferred tax assets, net of deferred tax liabilities, of $20.9 million, with a valuation allowance on net deferred tax assets of $10.8 million. The net deferred tax asset balance after reduction for the valuation allowance is $10.1 million. The valuation allowance as of August 31, 2007 and August 25, 2006 primarily relates to U.S. deferred tax assets. At August 26, 2005, the Company’s management did not believe that the deferred tax assets from U.S. operations were realizable by considering future taxable income based on cumulative losses for the most recent three years of the predecessor and successor business combined. Under SFAS No. 109, positive evidence is necessary to consider future taxable income. With its financial results for the fiscal year 2006, the Company recorded cumulative profits for the last three fiscal years. Based on these historical results and its projections of future taxable income in the U.S., the Company concluded that it was more likely than not to realize the benefits of deferred tax assets available to offset projected future taxable income. The Company recorded reductions to the deferred tax asset valuation allowance in the fourth quarter of fiscal 2006 of approximately $10.3 million, allocating $6.5 million to reduce acquired intangible assets to zero and allocating $3.8 million as an income tax benefit in the consolidated statement of operations in the fourth quarter of fiscal 2006. The positive evidence necessary to consider future taxable income continued in fiscal year 2007. The Company recorded fiscal year 2007 profits in the U.S. necessary to realize the benefits of U.S. deferred tax assets. Accordingly, the Company recorded a reduction to the deferred tax asset valuation allowance in the fourth quarter of fiscal 2007 of approximately $2.4 million.

Provision has been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The Company has not provided deferred income taxes on approximately $83.6 million of undistributed earnings from certain foreign operations as of August 31, 2007 because such earnings are intended to be reinvested indefinitely. Of the $83.6 million of undistributed earnings, $23.4 million would be included in U.S. taxable income of the Company, which would be offset, in whole or in part, by foreign tax credits. The remainder of undistributed earnings of $60.2 million would not be includable in U.S. taxable income, but would incur an insignificant amount of foreign country withholding taxes.

Consolidated income before taxes for all periods presented consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

U.S	$6,830	$410	$5,667
Non-U.S	58,550	32,810	29,331

Total	$65,380	$33,220	$34,998

During the third quarter of fiscal 2005, the tax holiday (Pioneer Status) for the Company’s Malaysian operations, which was previously scheduled to expire in September 2004, was renewed through May 31, 2014. The Company expensed the deferred tax assets recorded in Malaysia upon receipt of the tax holiday during the third quarter of fiscal 2005. The renewal was effective retroactively to September 2004. The Company was also granted a tax holiday (International Procurement Company) for its Malaysian operations, effective for 10 years beginning April 30, 2004, subject to certain conditions. In addition, the Company was granted a continuing tax holiday for certain manufacturing operations in Puerto Rico, subject to certain conditions. The net impact of these tax holidays in Malaysia and Puerto Rico was to decrease income tax expense by $11.5 million in fiscal 2007 ($0.19 per basic ordinary share), $11.3 million in fiscal 2006 ($0.21 per basic ordinary share), and $7.2 million in fiscal 2005 ($0.15 per basic ordinary share).

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Expenses

Accrued expenses consisted of (in thousands):

	August 31,	August 25,
	2007	2006

Accrued employee compensation	$10,504	$12,108
Income taxes payable	3,170	3,879
Other accrued liabilities	10,369	11,338

Total	$24,043	$27,325

(7)	Advance from Customer

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2007, the WF Credit Facility has available borrowing capacity of $50.0 million, and the Company was in compliance with its covenants as required by the WF Credit Facility agreement.

(9)	Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and WF Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of August 31, 2007.

Derivative Instruments

On April 26, 2005, the Company entered into two interest rate swap agreements, as amended and restated as of May 10, 2007 (Swaps) with Wells Fargo Foothill, Inc. (“WFF”), which assigned its interest to Wells Fargo Bank, National Association under the Novation Agreement dated as of April 30, 2007. The Swaps are for $41.3 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective Expiration Dates. The Swaps are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The total fair value of the outstanding derivative instruments referred to above was an asset of approximately $0.6 million and $1.6 million as of August 31, 2007 and August 25, 2006, respectively.

For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.

(10)	Employee Benefit Plans

(a)	Stock Option Plan

The Company’s stock option plan provides for grants of options to employees of the Company to purchase the Company’s ordinary shares at the fair market value, as determined by the closing market price of such shares on the grant date once we traded publicly on the NASDAQ (and as determined by management and the board of directors prior to such time). The options generally vest over a 4-year period beginning generally on the grant date and have a 10-year term.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity under the Company’s stock option plan is presented as follows (in thousands except per share data):

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, August 27, 2004	4,960	$0.17
Granted	1,140	0.76
Exercised	—	—
Forfeited	(622)	0.20

Outstanding, August 26, 2005	5,478	0.29
Granted	2,133	5.09
Exercised	(467)	(0.22)
Forfeited	(353)	(2.59)

Options outstanding at August 25, 2006	6,791	1.68
Granted	2,036	10.80
Exercised	(2,234)	(0.86)
Forfeited	(234)	(5.56)

Options outstanding at August 31, 2007	6,359	$4.75

The following table summarizes options outstanding as of August 31, 2007 (in thousands, except per share data):

Options Outstanding				Options Vested
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise	Shares	Contractual Life	Average	Shares	Average
Prices	Outstanding	(Years)	Exercise Price	Vested	Exercise Price

$0.17	2,392	6.8	$0.17	1,503	$0.17
$0.98 - 2.09	821	7.8	$1.74	351	$1.67
$4.71	743	8.0	$4.71	288	$4.71
$7.22 - 9.39	477	8.6	$8.47	154	$8.46
$9.97	1,390	9.1	$9.97	260	$9.97
$11.35 - 13.91	357	9.5	$12.07	9	$11.65
$14.31	50	9.8	$14.31	—	$—
$14.90	36	9.7	$14.90	—	$—
$14.96	61	9.8	$14.96	—	$—
$15.01	32	9.8	$15.01	—	$—

$0.17 - 15.01	6,359	7.9	$4.75	2,565	$2.42

(b)	Savings and Retirement Program

The Company provides a 401(k) Plan to its employees. This plan provides for tax deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to this plan, limited by an annual maximum amount determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the years ended August 31, 2007, August 25, 2006 and August 26, 2005 were $0.9 million, $0.6 million and $0.4 million, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Commitments and Contingencies

(a)	Lease Agreement with Solectron

The Company entered into a lease agreement on April 16, 2004 with Solectron for the Fremont, California site. The lease had a term of approximately three years from the closing of the Acquisition with an option to extend for one additional year. The terms of the lease were negotiated based on fair market value.

The lease agreement was amended on January 17, 2005, extending the initial term of the lease to April 30, 2009 with an option for the Company to extend the lease-term for an additional period of three years. In fiscal 2006, Solectron sold its Fremont, California site and assigned its interest under the lease agreement to a third party. Consequently, the Company no longer makes lease payments to Solectron.

(b)	Commitments

Rent expense for the years ended August 31, 2007, August 25, 2006 and August 26, 2005 was $2.3 million, $2.1 million and $1.6 million, respectively. As of August 31, 2007, the Company also has commitments under operating leases for other facilities and equipment.

Future minimum lease payments under all leases are as follows (in thousands):

Year Ending
August

2008	$2,153
2009	1,611
2010	894
2011	797
2012	685
2013 and thereafter	114

$6,254

(c)	Product Warranties

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

Beginning accrued warranty reserve	$505	$1,044	$1,098
Warranty claims	(1,361)	(1,430)	(638)
Provision for product warranties	1,445	891	584

Ending accrued warranty reserve	$589	$505	$1,044

Product warranty reserves are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from the infringement by its

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(d)	Legal Matters

From time to time the Company has been involved in disputes and legal actions arising in the ordinary course of business. In the Company’s opinion, the estimated resolution of these disputes and legal actions is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

(e)	Contingency

During its third quarter of fiscal 2007, the Company identified certain discrepancies in the invoicing of certain products that it sold in the Brazilian market in 2006. Some of the Company’s imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impact the customers’ eligibility for tax incentives. The Company assessed the impact arising from these discrepancies and noted that the customers had access to other information to determine the origin of the products and may not have relied on the information contained in the invoices for computing their tax liability. Also, the revenues related to these invoices were not material to the Company’s operations. Therefore, the Company believes that the likelihood of any liability arising from these discrepancies in the invoices is remote and as such, is not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

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

The restructuring and impairment costs for 2005 consisted of $0.4 million in exit and equipment impairment costs, and $0.4 million for severance and related benefit costs, which were incurred primarily from the discontinuation of the Company’s communication products. The restructuring accrual is included in accrued expenses in the accompanying balance sheets. The Company did not incur any restructuring charges in fiscal 2006 and 2007.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring accrual activity for the years ended August 31, 2007, August 25, 2006 and August 26, 2005 (in thousands):

		Lease Payments
	Severance and	on Equipment
	Benefits	and Facilities	Other	Total

Accrual as of August 27, 2004	$548	$376	$188	$1,112
Provision	420	232	163	815
Cash payment	(869)	(608)	(243)	(1,720)

Accrual as of August 26, 2005	99	—	108	207
Cash Payment	(99)	—	(108)	(207)

Accrual as of August 25, 2006	—	—	—	—

Accrual as of August 31, 2007	$—	$—	$—	$—

(13)	Segment Information

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

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

Geographic net sales:
U.S.A.	$517,709	$444,277	$405,886
Other North and Latin America	142,887	87,512	58,733
Europe	56,090	58,730	52,427
Asia	111,686	116,887	90,253

	$828,372	$707,406	$607,299

	August 31,	August 25,
	2007	2006

Property and equipment:
U.S.A.	$6,591	$5,400
Other North and Latin America	22,322	15,861
Europe	24	49
Asia	4,651	4,661

	$33,588	$25,971

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total net sales, are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	August 31, 2007		August 25, 2006		August 26, 2005
	Amount	Percent	Amount	Percent	Amount	Percent

Customer A	$394,202	48%	$319,091	45%	$278,536	46%
Customer B	$107,739	13%	$99,892	14%	$107,694	18%

As of August 31, 2007, approximately 38% and 32% of accounts receivable were concentrated with Customer A and Customer B, respectively. As of August 25, 2006, approximately 50% and 30% of accounts receivable were concentrated with Customer A and Customer B, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

(15)	Other Income, Net

The following table provides the detail of other income, net as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	August 31,	August 25,	August 26,
	2007	2006	2005

Gain on derivative instruments	$—	$2,287	$—
Foreign currency gains (losses)	922	(175)	293
Other	12	455	188

Total	$934	$2,567	$481

(16)	Interest Expense

Interest expense for the year ended August 25, 2006 includes a charge of $5.9 million related to the redemption of $43.8 million in principal amount of the Notes. This charge is comprised of a $4.4 million redemption premium and the write-off of approximately $1.5 million of unamortized debt issuance costs.

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters.

	Three Months Ended
	November 25,	February 24,	May 26,	August 25,	November 24,	March 2,	June 1,	August 31,
	2005	2006	2006	2006	2006	2007	2007	2007
	(In thousands, except for per share data)

Statement of Operations Data:
Net Sales	$158,262	$163,732	$188,459	$196,953	$237,170	$239,137	$186,478	$165,587
Cost of Sales	127,661	133,987	155,711	163,476	199,258	197,975	149,545	133,832

Gross Profit	30,601	29,745	32,748	33,477	37,912	41,162	36,933	31,755
Operating expenses:
Research and development	3,468	3,912	4,173	3,992	4,040	4,450	4,107	3,786
Selling, general and administrative	12,902	12,862	14,194	14,959	14,254	16,756	14,207	14,335
Advisory service agreements’ fees	750	9,553	—	—	—	—	—	—

Total operating expenses	17,120	26,327	18,367	18,951	18,294	21,206	18,314	18,121

Income from operations	13,481	3,418	14,381	14,526	19,618	19,956	18,619	13,634
Interest expense, net	(2,982)	(2,891)	(7,577)	(1,703)	(2,087)	(2,336)	(1,775)	(1,183)
Other income (expense), net	131	246	1,999	191	(71)	(265)	696	574

Total other expense	(2,851)	(2,645)	(5,578)	(1,512)	(2,158)	(2,601)	(1,079)	(609)

Income before provision (benefit) for income taxes	10,630	773	8,803	13,014	17,460	17,355	17,540	13,025
Provision (benefit) for income taxes	1,284	(10)	2,347	(2,707)	2,907	3,385	3,357	(191)

Net income	$9,346	$783	$6,456	$15,721	$14,553	$13,970	$14,183	$13,216

Net income per ordinary share, basic	$0.19	$0.02	$0.11	$0.27	$0.25	$0.24	$0.24	$0.22

Shares used in computing basic net income per ordinary share	49,071	51,273	58,335	58,416	58,663	59,396	60,015	60,487

Net income per ordinary share, diluted	$0.17	$0.01	$0.10	$0.25	$0.23	$0.22	$0.22	$0.21

Shares used in computing diluted income per ordinary share	53,738	56,304	63,444	63,308	63,488	63,790	63,894	63,975

During the fourth quarter of fiscal 2007 and 2006, the Company recorded an income tax benefit of approximately $2.4 million and $3.8 million, respectively, related to the reduction in the valuation allowance of its deferred tax assets. Also, included in the Company’s results for the fourth quarter of 2007 are an approximately $1.7 million benefit due to the reversal of inventory reserve related to end-of-life inventory that we disposed of at cost, and an approximately $0.5 million gain related to the release of a provision related to a legal claim no longer considered required.

INDEPENDENT AUDITORS’ REPORT
THE BOARD OF DIRECTORS

SMART MODULAR TECHNOLOGIES SDN. BHD. (COMPANY NO. 458945 — M):

We have audited the accompanying balance sheets of Smart Modular Technologies Sdn. Bhd. as of August 31, 2007 and August 25, 2006, and the related income statements, statements of changes in shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2007, August 25, 2006 and August 26, 2005 respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Modular Technologies Sdn. Bhd. as of August 31, 2007 and August 25, 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2007, August 25, 2006 and August 26, 2005 respectively in conformity with generally accepted accounting principles in Malaysia.

Accounting principles generally accepted in Malaysia vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 18 to the financial statements.

KPMG
Firm No: AF: 0758
Chartered Accountants

Malaysia.
Date : 6 November 2007

KPMG, a partnership established under Malaysian law and a member firm of the KPMG network of independent member firms affiliated with KPMG International, a Swiss cooperative.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

BALANCE SHEETS

August 31, 2007 and August 25, 2006

	Note	2007	2006
		(Ringgit Malaysia
		in thousands)

Property, plant and equipment	3	14,398	14,453
Current assets
Inventories (at cost)	4	60,369	61,034
Trade and other receivables	5	209,816	311,304
Tax recoverable		726	28
Cash and cash equivalents		105,383	83,768

		376,294	456,134

Current liabilities
Trade and other payables	6	170,716	297,931

		170,716	297,931

Net current assets		205,578	158,203

		219,976	172,656

Financed by:
Capital and reserves
Share capital	7	11,650	11,650
Reserves	8	208,276	160,956

Shareholders’ funds		219,926	172,606

Long term liability
Non-cumulative redeemable preference shares	9	50	50

		219,976	172,656

The notes set out on pages 7 to 22 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

INCOME STATEMENTS
For the years ended August 31, 2007, August 25, 2006 and August 26, 2005

	Note	2007	2006	2005
		(Ringgit Malaysia in thousands)

Revenue	10	1,938,913	1,807,701	1,501,905
Cost of sales		(1,831,690)	(1,695,365)	(1,413,087)

Gross profit		107,223	112,336	88,818
Distribution costs		(12,730)	(10,766)	(10,813)
Administrative expenses		(20,865)	(30,476)	(17,831)
Other operating expenses		(25,419)	(22,363)	(11,656)
Other operating income		1,714	944	1,311

Operating profit	11	49,923	49,675	49,829
Financing costs		—	(12)	(3)

Profit before tax		49,923	49,663	49,826
Tax expense	12	(2,603)	(2,653)	(1,977)

Net profit after tax for the year		47,320	47,010	47,849

The notes set out on pages 7 to 22 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended August 31, 2007, August 25, 2006 and August 26, 2005

		Share	Share	Retained
	Note	Capital	Premium	Profits	Total
		(Ringgit Malaysia in thousands)

Balances as of August 28, 2004		11,650	1,190	115,892	128,732
Dividends	13	—	—	(5,697)	(5,697)
Net profit for the year		—	—	47,849	47,849

Balances as of August 26, 2005		11,650	1,190	158,044	170,884
Dividends	13	—	—	(45,288)	(45,288)
Net profit for the year		—	—	47,010	47,010

Balances as of August 25, 2006		11,650	1,190	159,766	172,606
Net profit for the year		—	—	47,320	47,320

Balances as of August 31, 2007		11,650	1,190	207,086	219,926

The notes set out on pages 7 to 22 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

CASH FLOW STATEMENTS
For the years ended August 31, 2007, August 25, 2006 and August 26, 2005

Cash flows from operating activities	2007	2006	2005
	(Ringgit Malaysia in thousands)

Income before provision for income taxes	49,923	49,663	49,826
Adjustments for:
Gain on disposal of plant and equipment	(2)	(273)	—
Depreciation	4,918	6,106	6,457
Interest income	(1,714)	(944)	(1,311)
Dividend payable on non — cumulative redeemable preference shares classified as financing costs	—	12	3

Operating profit before working capital changes	53,125	54,564	54,975
Decrease/(Increase) in:
Inventories	665	(4,515)	(7,043)
Trade and other receivables	101,488	(99,132)	(25,187)
(Decrease)/Increase in trade and other payables	(127,215)	78,945	15,288

Cash generated from operations	28,063	29,862	38,033
Income taxes paid	(3,301)	(2,575)	(2,430)

Net cash generated from operating activities	24,762	27,287	35,603
Cash flows from investing activities
Withdrawal of pledged short term deposits	—	200	—
Interest received	1,714	944	1,311
Purchase of plant and equipment	(4,866)	(5,709)	(5,680)
Proceeds from disposal of plant and equipment	5	1,064	716

Net cash used in investing activities	(3,147)	(3,501)	(3,653)
Cash flows from financing activities
Dividends paid — ordinary shares	—	(45,288)	(5,697)
— non-cumulative redeemable preference shares	—	(12)	(3)

Net cash used in financing activities	—	(45,300)	(5,700)

Net increase/ (decrease) in cash and cash equivalents	21,615	(21,514)	26,250
Cash and cash equivalents at beginning of year	83,768	105,282	79,032

Cash and cash equivalents at end of year	105,383	83,768	105,282

The notes set out on pages 7 to 22 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

CASH FLOW STATEMENTS — (Continued)
For the years ended August 31, 2007, August 25, 2006 and August 26, 2005

NOTE

Cash and cash equivalents

Cash and cash equivalents included in cash flow statements comprise the following amounts:

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Short term deposits with a licensed bank (exclude pledged deposits)	99,798	63,655	68,979
Cash and bank balances	5,585	20,113	36,303

	105,383	83,768	105,282

The notes set out on pages 7 to 22 form an integral part of, and should be read in conjunction with, these financial statements.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS

(1)	Business and organization

Smart Modular Technologies Sdn.  Bhd. (the “Company”) is a company incorporated in Malaysia with its registered office at 3rd Floor, Wisma Wang, 251-A, Jalan Burma, 10350 Penang, Malaysia. The principal activities of the Company are to carry on the business of suppliers and manufacturers of specialty and standard memory modules, flash memory cards, high performance embedded computer modules as well as communication card solutions and other electronic products associated with the semiconductor industry.

(2)	Summary of significant accounting policies

The following accounting policies are adopted by the Company and are consistent with those adopted in previous years.

(a)	Basis of accounting

The financial statements of the Company are prepared on the historical cost basis except as disclosed in the notes to the financial statements and in compliance with applicable approved accounting standards for private entities issued by the Malaysian Accounting Standards Board.

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

The closing rate used in the translation is USD1.00 to RM3.50 (2006: USD1.00 to RM3.68).

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

Revenue from sale of goods is measured at the fair value of the consideration received or receivable, net of returns and allowances, trade discounts and volume rebates, if any. Revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer, recovery of the consideration is probable, the associated costs and possible return of goods can be estimated reliably, and there is no continuing management involvement with the goods.

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

ii)	Defined contribution plans

Obligations for contributions to defined contribution plan are recognized as an expense in the income statement as incurred.

(3)	Property, plant and equipment

					Furniture,
	Long Term				Fittings and	Capital
	Leasehold	Building and	Plant and		Office	Expenditure-
	Land	Improvement	Machinery	Computers	Equipment	In-Progress	Total
	(Ringgit Malaysia in thousands)

Cost
At August 26, 2006	5,233	9,323	61,423	2,372	566	—	78,917
Additions	—	445	3,698	107	—	616	4,866
Disposals	—	—	(253)	—	(2)	—	(255)

At August 31, 2007	5,233	9,768	64,868	2,479	564	616	83,528

Accumulated depreciation
At August 26, 2006	638	4,530	56,563	2,229	504	—	64,464
Charge for the year	95	1,298	3,323	154	48	—	4,918
Disposals	—	—	(250)	—	(2)	—	(252)

At August 31, 2007	733	5,828	59,636	2,383	550	—	69,130

Net book value
At August 31, 2007	4,500	3,940	5,232	96	14	616	14,398

At August 25, 2006	4,595	4,793	4,860	143	62	—	14,453

Depreciation charge for the year ended August 25, 2006	96	986	4,733	242	49	—	6,106

August 26, 2005	96	553	5,582	173	53	—	6,457

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Depreciation for the year is charged to the Income Statement as:

	2007	2006	2005
	(Ringgit Malaysia
	in thousands)

— Depreciation expense	2,409	3,186	3,444
— Research and development (“R&D”) expenditure (being depreciation on equipment used for R&D purposes)	2,509	2,920	3,013

	4,918	6,106	6,457

(4)	Inventories, at cost

	2007	2006
	(Ringgit Malaysia
	in thousands)

Raw materials	19,876	28,379
Work-in-progress	3,078	1,291
Manufactured inventories	6,448	17,333
Trading inventories	30,967	14,031

	60,369	61,034

(5)	Trade and other receivables

	2007	2006
	(Ringgit Malaysia
	in thousands)

Trade receivables
— Related corporations	5,208	71,914
— Others	198,517	215,248

	203,725	287,162
Other receivables, deposits and prepayments
— Others	6,091	24,142

	6,091	24,142

	209,816	311,304

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(6)	Trade and other payables

	2007	2006
	(Ringgit Malaysia
	in thousands)

Trade payables
— Related corporations	3,737	64,901
— Others	152,998	215,933

	156,735	280,834
Other payables and accrued expenses
— Related corporations	425	2,708
— Others	13,556	14,389

	13,981	17,097

	170,716	297,931

The ultimate holding corporation is Smart Modular Technologies (WWH) Inc. and the immediate holding corporation is Smart Modular Technologies (Foreign Holdings) Inc. Both corporations are incorporated in the Cayman Islands, an overseas territory of the United Kingdom.

The non-trade amount due to the related corporations are unsecured, interest-free and not subject to fixed terms of repayment.

(7)	Share capital

	2007	2006
	(Ringgit Malaysia
	in thousands)

Authorized:
Ordinary shares of RM1 each
At beginning/end of the year	24,750	24,750

Issued and fully paid:
Ordinary shares of RM1 each
At beginning/end of the year	11,650	11,650

(8)	Reserves

	2007	2006
	(Ringgit Malaysia
	in thousands)

Non-Distributable
Share premium	1,190	1,190
Distributable
Retained profits	207,086	159,766

	208,276	160,956

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The share premium relates to the issuance of the non-cumulative redeemable preference shares.

Subject to agreement with the Inland Revenue Board, the Company has sufficient Section 108 tax credit and tax-exempt income to frank and distribute its entire retained profits as dividends.

(9)	Non-cumulative redeemable preference shares

	2007	2006
	(Ringgit Malaysia
	in thousands)

Authorized:
Non-Cumulative Redeemable Preference Shares of RM1 each

At beginning/end of the year	250	250

Issued and fully paid:
Non-Cumulative Redeemable Preference Shares of RM1 each

At beginning/end of the year	50	50

The 50,000 non-cumulative redeemable preference shares (“NCRPS”) of RM1 each were issued at a premium of RM23.80 per share. The NCRPS are redeemable upon demand by the holders at par value together with a sum equal to the arrears of the preferential dividend declared upon passing a resolution by the holders of preference shares and upon giving notice of 60 days to the Company. The NCRPS are classified as long term liabilities in accordance with Malaysian Private Entities Reporting Standards.

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

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(10)	Revenue

Revenue represents the invoiced value of goods sold less returns.

(11)	Operating profit

Operating profit is arrived at:

	2007	2006	2005
	(Ringgit Malaysia in thousands)

After charging:
Auditors’ remuneration	37	224	402
Directors’ emoluments	1,419	1,269	835
Depreciation (Note 3)	2,409	3,186	3,444
Allowance for doubtful debts	207	6	—
Rental of building	222	520	672
Rental of equipment	114	—	28
Unrealized loss on foreign exchange	8,428	3,047	1,067
Realized loss on foreign exchange	—	1,132	—
Staff costs (excluding directors’ emoluments)	19,193	19,582	16,350
Research and development expenditure*	17,906	18,633	9,686
Inventories written down	8,521	—	—
Allowance for inventory obsolescence	—	808	13,301
and crediting:
Interest income	1,714	944	1,311
Gain on disposal of plant and equipment	2	273	—
Reversal of rental of equipment	—	305	—
Realized gain on foreign exchange	821	—	333
Reversal of allowance for inventory obsolescence	231	—	—
Reversal of allowance for doubtful debts	—	—	797

*	The following are included in research and development expenditure:

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Directors’ emoluments	759	654	395
Depreciation (Note 3)	2,509	2,920	3,013
Rental of equipment	6	4	—
Staff costs (excluding directors’ emoluments)	2,826	3,002	2,260

The estimated monetary value of benefits received by directors other than in cash from the Company amounted to RM77,000, RM47,000 and RM35,000 in 2007, 2006 and 2005, respectively.

The number of employees of the Company at the end of the year was 404 (2006: 434; 2005: 429).

Staff costs and directors’ emoluments include contributions to the Employees’ Provident Fund of RM2,311,000, RM2,185,000 and RM1,830,000 in 2007, 2006 and 2005, respectively.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(12)	Tax expense

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Current tax expense
— Based on results for the year	2,611	2,695	2,372
— Prior years	(8)	(42)	(395)

	2,603	2,653	1,977

Reconciliation of effective tax expense

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Profit before tax	49,923	49,663	49,826

Income tax using Malaysian tax rate	13,479	13,906	13,951
Non-deductible expenses	275	2,164	316
Tax incentives	(11,277)	(13,446)	(11,914)
Others	134	71	19

	2,611	2,695	2,372
Over provision in prior years	(8)	(42)	(395)

	2,603	2,653	1,977

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

The Company was also granted the International Procurement Centre (“IPC”) status under Section 127 of the Income Tax Act, 1967 on April 30, 2004 which exempts the Company’s income derived from its approved trading activities for a period of (10) ten years.

The tax expense relates to the domestic profit before tax of the Company.

With effect from year of assessment 2007, corporate tax rate is 27%. The Malaysian Budget 2007 also announced the reduction of corporate tax rate to 26% in 2008. Consequently deferred tax assets and liabilities are measured using these tax rates.

(13)	Dividends

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Interim dividends on ordinary shares
— Nil% tax exempt (2006: 388.74% tax exempt; 2005: 48.90% tax exempt)	—	45,288	5,697

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(14)	Deferred tax

No deferred tax assets have been recognized for the following temporary differences:

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Property, plant and equipment
— capital allowances	4,952	5,181	6,092
Other deductible temporary differences	16,808	13,630	17,342

	21,760	18,811	23,434

The unabsorbed capital allowances will not be available to the Company if there is a substantial change in shareholders (more than 50%). The deductible temporary differences and the capital allowance do not expire under current tax legislation. The deductible temporary differences and the capital allowance are expected to reverse during the tax holiday periods and therefore, no deferred tax assets have been recognized.

The comparative figures have been restated to reflect the revised unabsorbed capital allowances and other deductible temporary differences available to the Company.

(15)	Significant inter-company transactions

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Related corporations
Sales	45,365	110,066	51,002
Purchases	211,632	195,687	198,391
Allocation of research & development costs	7,042	4,824	3,986
Allocation of management and other expenses	11,529	17,489	12,670

The above transactions were entered into in the normal course of business and the terms of which have been established on a negotiated basis.

(16)	Capital commitments

	2007	2006
	(Ringgit Malaysia
	in thousands)

Property, plant and equipment
— Contracted but not provided for in the financial statements	363	—

(17)	Contingent liability

The Company acts as a guarantor to a foreign financial institution for banking facilities granted to certain related corporations namely, Smart Modular Technologies Inc., Smart Modular Technologies (Europe) Ltd. and Smart Modular Technologies (Puerto Rico) Inc. of up to RM174,899,000 (2006: RM128,766,000) during the financial year of which RM NIL (2006: RM NIL) has been utilized at balance sheet date.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(18)	United States generally accepted accounting principles

As stated in note 2(a), the financial statements of the Company have been prepared in accordance with applicable accounting standards approved in Malaysia (“Malaysian GAAP”) which differs in certain significant respects from U.S. generally accepted accounting policies in the United States (“ US GAAP”). Information relating to the nature and effect of the differences between Malaysian GAAP and US GAAP affecting Smart Modular Technologies Sdn. Bhd. are as follows:

(a)	Reconciliation of net income

The net income for the years ended August 31, 2007, August 25, 2006 and August 26, 2005 respectively, under US GAAP appears as follows:

			2007	2006	2005
			(Ringgit Malaysia in thousands)

Net profit after tax as reported under Malaysian GAAP			47,320	47,010	47,849
Adjustment to cost of sales for depreciation of property, plant and equipment previously written up due to acquisition fair market value adjustment	(i	)	(393)	(594)	(594)
Adjustment to cost of sales for amortization of intangible assets previously written up due to acquisition fair market value adjustment	(i	)	—	(765)	(765)
Adjustment to distribution cost for amortization of intangible assets previously written up due to acquisition fair market value adjustment	(i	)	—	(2,508)	(2,508)

Net profit after tax as reported under US GAAP			46,927	43,143	43,982

i)	Acquisition fair market value adjustments

On April 16, 2004, Smart Modular (WWH), Inc. and its wholly owned subsidiaries acquired the business unit known as Smart Modular Technologies from Solectron Corporation. Pursuant to the purchase of the business, fair market value adjustments relating to Smart Penang were recorded in accordance with SFAS No. 141: Business Combinations in which, property, plant and equipment, inventories and intangible assets (comprised primarily of customer relationships) of Smart Penang were written up to their appraised value. The fair market value adjustments were previously not recorded in the 2004 financials of Smart Penang under Malaysian GAAP as push down accounting is not required.

The US GAAP adjustments set out in the reconciliation reflects the additional cost of sales, depreciation and amortization expense arising from the assets of Smart Penang being written up to their appraised value.

ii)	Presentation of revenue

Smart Inc. entered into a Service Agreement with Cisco Systems, International B.V. and Hewlett Packard Asia Pte Ltd to provide services related to the implementation and maintenance of an inventory hub through Smart Penang. The revenue related to the above transactions was reported gross by Smart Penang under the Malaysian GAAP.

US GAAP requires that such revenue be reported net since the Company is acting as an agent rather than as a principal. The US GAAP adjustment set out in the below reconciliation reflects the affected revenue net of the attributable cost of sale for each of the respective financial year. The US GAAP adjustment has no impact on the net income.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005
	(Ringgit Malaysia in thousands)

Net revenue as reported under Malaysian GAAP	1,938,913	1,807,701	1,501,905
Cost of sale to be netted against revenue	(1,375,373)	(1,128,289)	(915,269)

Net revenue as reported under US GAAP	563,540	679,412	586,636

Major customers

A majority of the Company’s net revenues are attributable to customers operating in the information technology industry. Net sales from major customers (excluding inter-company transactions), defined as net revenues in excess of 10% of total net revenues, are as follows (amounts stated below are in thousands Ringgit Malaysia):

Under Malaysian GAAP:

	Year Ended		Year Ended		Year Ended
	August 31, 2007		August 25, 2006		August 26, 2005
	Amount	Percent	Amount	Percent	Amount	Percent

Customer A	274,693	15%	193,669	12%	227,070	16%
Customer B	1,257,129	67%	1,044,305	63%	853,398	59%
Customer C	128,206	7%	176,569	11%	153,153	11%

Under U.S. GAAP:

	Year Ended		Year Ended		Year Ended
	August 31, 2007		August 25, 2006		August 26, 2005
	Amount	Percent	Amount	Percent	Amount	Percent

Customer B	160,468	31%	137,208	23%	109,002	20%
Customer C	128,206	25%	176,569	30%	153,153	29%

As of August 31, 2007, approximately 8%, 61% and 10% of accounts receivable were concentrated with Customer A, Customer B and Customer C, respectively. As of August 25, 2006, approximately 18%, 55% and 11% of accounts receivable were concentrated with Customer A, Customer B and Customer C, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

SMART MODULAR TECHNOLOGIES SDN. BHD.
(COMPANY NO. 458945 — M)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(b)	Reconciliation of Shareholders’ Equity

Shareholders’ equity as at August 31, 2007 and August 25, 2006 respectively, under US GAAP appears as follows:

	2007	2006
	(Ringgit Malaysia in thousands)

Shareholders’ equity as reported under Malaysian GAAP	219,926	172,606
Adjustment to record the revaluation surplus arising from the fair market value adjustment	17,534	17,534
Adjustment for cost of sales arising from the sale of inventories previously written up due to acquisition fair market value adjustment	(908)	(908)
Adjustment for depreciation for property, plant and equipment previously written up due to acquisition fair market value adjustment	(1,779)	(1,386)
Adjustment for amortization of intangible assets arising from acquisition fair market value adjustment	(7,637)	(7,637)
Adjustment to reduce intangible assets for income tax benefit recognized by US affiliate	(7,210)	(7,210)

Shareholders’ equity as reported under US GAAP	219,926	172,999

(c)	Balance sheet

			2007	2006
			(Ringgit Malaysia in thousands)

Total assets as reported under Malaysian GAAP			390,692	470,587
Adjustment to record property, plant and equipment at fair market value, net of accumulated depreciation	(i	)	—	393

Total assets as reported under US GAAP			390,692	470,980

(i)	Acquisition fair market value adjustments

Pursuant to the business purchase as discussed in note 18(a)(i), the US GAAP adjustments set out in the above reconciliation are made to write up the Company’s property, plant and equipment, and intangible assets (comprised primarily of customer relationships), to reflect these assets at their fair market value as of the acquisition date and subsequent depreciation and amortization arising from the push down accounting. During fiscal 2006, the Company’s U.S. affiliate reduced a portion of the valuation allowance recorded against deferred tax assets obtained in the Acquisition. In accordance with U.S. GAAP, the benefit of the valuation allowance release was allocated to first reduce to zero the carrying value of the acquired intangibles. The reduction in the carrying value of the intangibles resulting from this adjustment has been reflected in the push down accounting as an adjustment to shareholder’s equity, in the amount of RM7,210,000.

(d)	Statement of cash flows

Interest received of RM1,714,000, RM944,000 and RM1,311,000 for the financial years ended August 31, 2007, August 25, 2006 and August 26, 2005, respectively, are reflected as cash flow from investing activities. Under US GAAP, such cash flow would have been reflected as operating activities.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The consolidated financial statement Schedule II — VALUATION AND
QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to		Balance at
Description	Year	Operations	(Deductions)	End of Year
	(Dollars in thousands)

Year ended August 31, 2007:
Allowance for doubtful accounts receivable, credits and returns	$2,592	$2,550	$(2,625)	$2,517
Year ended August 25, 2006:
Allowance for doubtful accounts receivable, credits and returns	$2,629	$4,323	$(4,360)	$2,592
Year ended August 26, 2005:
Allowance for doubtful accounts receivable, credits and returns	$3,267	$471	$(1,109)	$2,629

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
Name:     Iain MacKenzie

Title:	President and Chief Executive Officer

Date: November 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Iain MacKenzie Iain MacKenzie	President, Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2007

/s/ Jack A. Pacheco Jack A. Pacheco	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2007

/s/ Ajay Shah Ajay Shah	Chairman of the Board of Directors	November 12, 2007

/s/ Eugene Frantz Eugene Frantz	Director	November 12, 2007

/s/ Dipanjan Deb Dipanjan Deb	Director	November 12, 2007

/s/ Harry W. (Webb) McKinney Harry W. (Webb) McKinney	Director	November 12, 2007

/s/ D. Scott Mercer D. Scott Mercer	Director	November 12, 2007

/s/ Mukesh Patel Mukesh Patel	Director	November 12, 2007

/s/ Chong Sup Park Chong Sup Park	Director	November 12, 2007

/s/ Clifton Thomas Weatherford Clifton Thomas Weatherford	Director	November 12, 2007

EXHIBIT INDEX

Exhibit No.		Document

2	.1(1)	Transaction Agreement, dated February 11, 2004, by and among Solectron Corporation, Solectron Global Holdings L.P., Solectron Serviços E Manufactura Do Brasil Ltda., SMART Modular Technologies, Inc., Modular, Inc., Modular Merger Corporation and Modular (Cayman) Inc.
3	.1(2)	Form of Amended and Restated Memorandum of Association of the Company
3	.2(2)	Form of Amended and Restated Articles of Association of the Company
4	.1(3)	Indenture, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.2(3)	Registration Rights Agreement dated as of March 28, 2005 between the Company, the guarantors party thereto, Citigroup Global Markets Inc. and Lehman Brothers, Inc.
4	.3(3)	Form of Note (included in Exhibit 4.1)
4	.4(3)	Form of Exchange Note (included in Exhibit 4.1)
4	.5(3)	Security Agreement, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.6(3)	Intercreditor Agreement, dated as of March 28, 2005, among Wells Fargo Foothill, Inc., as Credit Agent, U.S. Bank National Association, as trustee, and the Company
4	.7(3)	Intercompany Subordination Agreement, dated as of March 28, 2005, among U.S. Bank National Association, as trustee, the Company and the other obligors party thereto
4	.8(6)	Amended and Restated Shareholders’ Agreement dated as of April 16, 2007 among the Company and certain other parties named therein
4.9		[Reserved]
4	.10(7)	Second Amended and Restated Loan and Security Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Bank, N.A., as Administrative Agent, and certain other persons named therein
4	.11(7)	Second Amended and Restated Intercompany Subordination Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Bank, N.A., as Agent, and certain other persons named therein
4	.12(7)	Amended and Restated Guaranty, dated April 30, 2007, among Wells Fargo Bank, N.A., as Agent, and certain other persons named therein
10	.1*(2)	Form of Amended and Restated Indemnification Agreement
10	.2*(2)	Amended and Restated Stock Incentive Plan
10	.3*(2)	Form of Stock Option Agreement
10	.4*(3)	Offer Letter, dated February 11, 2004, from Modular, L.L.C. to Iain MacKenzie
10	.5*(3)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Alan Marten
10	.6*(3)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Wayne Eisenberg
10	.7*(3)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Michael Rubino
10	.8*(3)	Offer Letter, dated February 12, 2004, from Modular, L.L.C. to Jack A. Pacheco
10	.9(6)	USD $40,000,000 Interest Rate Swap Transaction, dated May 10, 2007, between the Company and Wells Fargo Bank, N.A.
10	.10(6)	USD $41,250,000 Interest Rate Swap Transaction, dated May 10, 2007, between the Company and Wells Fargo Bank, N.A.
10	.11(6)	ISDA Master Agreement, dated as of April 27, 2007, between the Company and Wells Fargo Bank, N.A.
10	.12(2)	Lease Agreement, dated April 16, 2004, by and between Solectron USA, Inc. and SMART Modular Technologies, Inc., as amended (relating to the property at 4211 Starboard Drive, Fremont, California)

Exhibit No.		Document

10	.13(3)	Corporate Purchase Agreement, dated as of May 1, 2001, by Compaq Computer Corporation and by SMART Modular Technologies, Inc.
10	.14(4)	Amendment to Corporate Purchase Agreement, dated September 1, 2004, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.15(4)	Amendment Number 2 to Corporate Purchase Agreement, dated January 20, 2005, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.16(2)	Advisory Agreement, dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.17(2)	Letter Amendment, dated June 17, 2005, to Advisory Agreement dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.18(2)	Advisory Agreement, dated April 16, 2004, among SMART Modular Technologies, Inc., T3 GenPar II, L.P., TPG GenPar III, L.P., and TPG GenPar IV, L.P.
10	.19(2)	Advisory Agreement, dated April 16, 2004, between SMART Modular Technologies, Inc. and Francisco Partners, L.P.
10	.20(1)	Form of Amendment No. 2 to the Advisory Agreement filed as Exhibit 10.16
10	.21(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.18
10	.22(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.19
14.1		SMART Modular Technologies Code of Ethics for Officers and Directors
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Auditors
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on November 30, 2005 (File No. 333-129134).

(2)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed on January 10, 2006 (File No. 333-129134).

(3)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-4, filed on August 11, 2005 (File No. 333-127442).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on December 20, 2005 (File No. 333-129134).

(5)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on October 19, 2005 (File No. 333-129134).

(6)	Incorporated by reference to the Exhibits of the same number filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 1, 2007.

(7)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed on May 2, 2007.

*	Indicates management contract or compensatory plan or arrangement.