Form 10-Q
period 2007-11-30
SMART Modular Technologies (WWH), Inc.
filed 2008-01-04
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-51771

SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	20-2509518 (I.R.S. Employer Identification No.)

4211 Starboard Drive
Fremont, CA (Address of Principal Executive Offices)	94538 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of December 28, 2007 was 60,889,911.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2007	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,814	$144,147
Accounts receivable, net of allowances of $2,350 and $2,517 as of November 30, 2007 and August 31, 2007, respectively	218,670	184,391
Inventories	65,899	65,105
Prepaid expenses and other current assets	7,836	8,217

Total current assets	405,219	401,860
Property and equipment, net	36,519	33,588
Goodwill	3,187	3,187
Other non-current assets	14,741	14,442

Total assets	$459,666	$453,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,998	$131,937
Accrued expenses and other current liabilities	21,627	24,043

Total current liabilities	145,625	155,980
Long-term debt	81,250	81,250
Other long-term liabilities	863	—

Total liabilities	227,738	$237,230

Shareholders’ equity:
Ordinary shares	10	10
Additional paid-in capital	93,960	92,250
Deferred stock-based compensation	(250)	(335)
Accumulated other comprehensive income	8,647	6,083
Retained earnings	129,561	117,839

Total shareholders’ equity	231,928	215,847

Total liabilities and shareholders’ equity	$459,666	$453,077

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
	(In thousands, except
	per share data)
Net sales	$174,951	$237,170
Cost of sales*	141,429	199,258

Gross profit	33,522	37,912

Operating expenses:
Research and development*	4,685	4,040
Selling, general and administrative*	15,061	14,254

Total operating expenses	19,746	18,294

Income from operations	13,776	19,618
Interest expense	(2,423)	(2,587)
Interest income	1,399	500
Other income (expense), net	1,422	(71)

Total other income (expense), net	398	(2,158)

Income before provision for income taxes	14,174	17,460
Provision for income taxes	2,681	2,907

Net income	$11,493	$14,553

Net income per ordinary share, basic	$0.19	$0.25

Shares used in computing basic net income per ordinary share	60,695	58,663

Net income per ordinary share, diluted	$0.18	$0.23

Shares used in computing diluted net income per ordinary share	63,656	63,488

* Stock-based compensation by category:
Cost of sales	$193	$113
Research and development	441	272
Selling, general and administrative	1,041	564
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
	(In thousands)
Net income	$11,493	$14,553
Other comprehensive income:
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	(741)	(310)
Foreign currency translation adjustments	3,305	489

Comprehensive income	$14,057	$14,732

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(26,902)	$10,521

Cash flows from investing activities:
Capital expenditures	(3,828)	(2,635)
Cash deposits on equipment	(1,311)	—
Other, net	—	3

Net cash used in investing activities	(5,139)	(2,632)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	71	289
Borrowings under revolving line of credit	11,500	39,741
Repayments on revolving line of credit	(11,500)	(39,741)
Proceeds from issuance of ordinary shares from stock option exercises	86	174

Net cash provided by financing activities	157	463

Effect of exchange rate changes on cash and cash equivalents	551	33

Net (decrease) increase in cash and cash equivalents	(31,333)	8,385
Cash and cash equivalents at beginning of period	144,147	85,620

Cash and cash equivalents at end of period	$112,814	$94,005

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	2,211	2,242
Income taxes	2,251	1,275
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) are as of November 30, 2007 and August 31, 2007 and for the three months ended November 30, 2007 and November 24, 2006. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 29, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2007, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
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
     In addition, the Company has certain arrangements with select customers that are accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent as service revenue with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $275.2 million and $272.5 million for the three months ended November 30, 2007 and November 24, 2006, respectively. Total service revenue recorded for the three months ended November 30, 2007 and November 24, 2006 amounted to approximately $11.1 million and $12.7 million, respectively.

Recent Accounting Pronouncements
     In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The Company currently recognizes these non-refundable advanced payments, if any, as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant effect on the Company’s financial position or results of operations.
NOTE 2 — Stock-Based Compensation
     Effective September 1, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS No. 123R that were unvested on the effective date.
     The Company amortizes stock-based compensation on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.
Plan Description
     The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of November 30, 2007, the Company is authorized to issue up to 13,049,882 ordinary shares under this plan.
Summary of Assumptions and Activity
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended November 30, 2007 is based on the historical volatility of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted is estimated based on historical experience under the Company’s stock option plan. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Three Months
Ended
November 30, 2007
Stock options:
Expected term (years)	5.0
Expected volatility	51%
Risk-free interest rate	3.74%
Expected dividends	—

     A summary of option activity as of and for the three months ended November 30, 2007, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at August 31, 2007	6,359	$4.75
Options granted	2,001	7.59
Options exercised	(58)	1.49
Options forfeited	(93)	10.25

Options outstanding at November 30, 2007	8,209	$5.40	8.2	$29,245

Options exercisable at November 30, 2007	3,085	$2.71	7.3	$18,263

Options vested and expected to vest at November 30, 2007	7,849	$5.28	8.2	$28,822

     The weighted average fair value of options granted during the three months ended November 30, 2007 was $3.67 per option. The total intrinsic value of options exercised during the three months ended November 30, 2007 was $0.4 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
     A summary of the status of the Company’s non-vested stock options as of November 30, 2007, and changes during the three months ended November 30, 2007, is presented below (dollars and shares in thousands, except per share data):

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at August 31, 2007	3,794	$4.25
Non-vested stock options granted	2,001	3.67
Vested stock options	(578)	2.80
Forfeited stock options	(93)	6.34

Non-vested stock options at November 30, 2007	5,124	$2.81

     As of November 30, 2007, there was approximately $21.1 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements. This cost is expected to be recognized on a straight-line basis approximately over the next four years. The total fair value of shares vested during the three months ended November 30, 2007 was approximately $1.6 million.
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
     The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
Numerator:
Net income	$11,493	$14,553
Denominator:
Weighted average ordinary shares	60,695	58,663

Effect of dilutive securities:
Stock options	2,961	4,825

Total ordinary shares, diluted	63,656	63,488
Net income per ordinary share, basic	$0.19	$0.25

Net income per ordinary share, diluted	$0.18	$0.23

The Company excluded 3,597,773 and 1,527,830 stock options from the computation of diluted net income per ordinary share for the three months ended November 30, 2007 and November 24, 2006, respectively, as their inclusion would have been anti-dilutive.
NOTE 4 — Inventories
     Inventories consist of the following (in thousands):

	November 30, 2007	August 31, 2007
Raw materials	$28,823	$27,477
Work-in process	5,577	4,815
Finished goods	31,499	32,813

	$65,899	$65,105

NOTE 5 — Income Taxes
     The provision for income tax expense is summarized as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
Current	$2,668	$2,508
Deferred	13	399

Total	$2,681	$2,907

     Worldwide income before provision for income taxes for the three months ended November 30, 2007 and November 24, 2006, consisted of the following components (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
U.S. income	$(4,611)	$1,423
Non-U.S. income	18,785	16,037

Total	$14,174	$17,460

     As of September 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109. The adoption of FIN 48 had no material effect on the financial statements. The Company recognized a $0.2 million net decrease in the liabilities for unrecognized tax benefits, which was accounted for as an increase to the September 1, 2007 balance of retained earnings. This adjustment was the cumulative effect of applying an enhanced measurement standard in accounting for uncertainty in income taxes under FIN 48.
     As of November 30, 2007, the total amount of unrecognized tax benefits, included in other long-term liabilities on the accompanying unaudited consolidated balance sheet, was $0.3 million, which would impact the effective tax rate if recognized. The Company records interest and penalties on unrecognized tax benefits as income tax expense. As of November 30, 2007, the Company expects no significant changes in the total unrecognized tax benefits within the next 12 months.
     The Company’s U.S. subsidiaries file federal and state income/franchise tax returns in the U.S. The tax periods ended August 2004 through August 2007 remain open to U.S. federal income tax examination. In addition, any prior year that generated a net operating loss (NOL) carry forward available for use in taxable periods ending on or after August 2004 remains open to U.S. federal income tax examination. Generally, in the major state jurisdictions, the tax periods ended August 2003 through August 2007 remain open to state income tax examination.
     The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions, including Malaysia, Brazil, Puerto Rico, Korea, and the United Kingdom. The years that are open for examination by tax authorities of the international subsidiaries vary by country. The earliest year open for examination of any international subsidiary is the year ended August 2002 for the subsidiary in Malaysia.
NOTE 6 — Indebtedness
     As of November 30, 2007, the Foothill Credit Facility (WF Credit Facility) has available borrowing capacity of $50.0 million, and the Company was in compliance with its covenants as required by the WF Credit Facility agreement.
NOTE 7 — Financial Instruments
Fair Value of Financial Instruments
     The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and WF Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Senior Secured Floating Rate Notes (the Notes) is based on a dealer quote and approximates their carrying value as of November 30, 2007.
Derivative Instruments
     On April 26, 2005, the Company entered into two interest rate swap agreements, as amended and restated as of May 10, 2007 (Swaps) with Wells Fargo Foothill, Inc. (“WFF”), which assigned its interest to Wells Fargo Bank, National Association under the Novation Agreement dated as of April 30, 2007. The Swaps are for $41.3 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective Expiration Dates. The Swaps have been accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of November 30, 2007, the swap that will expire on April 1, 2008 became ineffective as defined under the provisions of SFAS No. 133. Accordingly, the Company recorded the change in fair market value of this swap to other expense in its unaudited consolidated statement of operations for the three months ended November 30, 2007. This charge was insignificant. During the period of swap effectiveness, the changes in fair values were reflected in other comprehensive income. Since the remaining term of the ineffective swap is relatively short, changes in fair value over the remaining term are not expected to be significant and the Company does not expect this swap to be highly effective over its remaining term and will continue to record changes in its fair value to other income or expense. The balance in other comprehensive income for this swap is recognized in other income or expense as and when the forecasted transaction occurs.
     The total fair value of the outstanding derivative instruments referred to above was a liability of approximately $(0.4) million and an asset of approximately $0.6 million as of November 30, 2007 and August 31, 2007, respectively.
     For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.
NOTE 8 — Commitments and Contingencies
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
     The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Three Months
Ended
November 30, 2007
Balance of accrual at August 31, 2007	$589
Warranty claims	(201)
Provision for product warranties	355

Balance of accrual at November 30, 2007	$743

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
NOTE 9 — Segment and Geographic Information
     A summary of the Company’s net sales and property and equipment by geographic area is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
Geographic net sales:
U.S.A.	$105,278	$154,769
Other North and Latin America	30,578	31,144
Europe	15,804	19,226
Asia	23,291	32,031

	$174,951	$237,170

	November 30,	August 31,
	2007	2007
Property and equipment:
U.S.A.	$6,657	$6,591
Other North and Latin America	25,084	22,322
Europe	21	24
Asia	4,757	4,651

	$36,519	$33,588

NOTE 10 — Major Customers
     A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from major customers, defined as net sales in excess of 10% of total net sales, are as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
Customer A	46%	52%
Customer B	12%	11%
Customer C	6%	4%
     As of November 30, 2007, approximately 33%, 29% and 27% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 31, 2007, approximately 38%, 32% and 12% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 11 — Subsidiary Guarantors
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” elsewhere herein, and those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2007 filed with the SEC on November 13, 2007. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Net Sales
     We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, embedded computing boards and TFT-LCD display products, principally to leading computing, networking, communications, printers, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement and logistics services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account, for a significant percentage of our net sales in the foreseeable future.
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
Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A, expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. We anticipate that our general and administrative expenses will increase in fiscal 2008 as we continue to grow our organization.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, accounts receivable, inventories, asset impairments, stock-based compensation, income taxes, financial instruments, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ in the future from these estimates or our estimates may be affected by different assumptions or conditions.
     We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Revenue Recognition
     Our product revenues are derived from the sale of value added subsystems, including memory modules and cards, embedded computing boards and TFT-LCD display products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, and collection of resulting receivables is reasonably assured. Products are shipped and sold based upon purchase orders from customers. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.
     Our service revenue consists of procurement, temporary inventory warehousing and logistics services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we: are the primary obligor in the arrangement; have general inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.
     The following is a summary of our net sales and gross billings (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
Product net sales	$163,810	$224,448
Service revenue	11,141	12,722

Net sales	174,951	237,170
Plus: Cost of sales associated with service revenue accounted for on an agency basis	264,045	259,736

Gross billing to customers	$438,996	$496,906

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

Income Taxes
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109”, in the first quarter of fiscal 2008. See Note 5 of the notes to the unaudited condensed consolidated financial statements.
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
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are found to be impaired, the impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell.
Stock-Based Compensation
     Effective September 1, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R and the impact of adoption are described in Note 2 to the unaudited condensed consolidated financial statements.
Results of Operations
     The following is a summary of our results of operations for the three months ended November 30, 2007 and November 24, 2006 (in millions):

	Three Months	Three Months
	Ended	Ended
	November 30,	November 24,
	2007	2006
Net sales	$175.0	$237.2
Cost of sales	141.4	199.3

Gross profit*	33.5	37.9
Operating Expenses:
Research and development	4.7	4.0
Selling, general and administrative	15.1	14.3
Total operating expenses*	19.7	18.3

Income from operations	13.8	19.6
Interest expense, net	(1.0)	(2.1)
Other income (expense), net	1.4	(0.1)

Total other expense, net	0.4	(2.2)

Income before provision for income taxes*	14.2	17.5
Provision for income taxes	2.7	2.9

Net income	$11.5	$14.6

*	Summations may not compute precisely due to rounding.

Three Months Ended November 30, 2007 as Compared to the Three Months Ended November 24, 2006
Net Sales
     Net sales for the three months ended November 30, 2007 were $175.0 million, or a 26% decrease from $237.2 million for the three months ended November 24, 2006. This decrease was primarily due to a $53.7 million and $8.7 million decline in net sales to our OEM customers and reseller business, respectively. The overall decline in our net sales was primarily driven by falling average selling prices of our DRAM integrated circuits (IC’s) partially offset by an increase in unit sales volume.
Cost of Sales
     Cost of sales for the three months ended November 30, 2007 was $141.4 million, or a 29% decrease from $199.3 million for the three months ended November 24, 2006. Cost of sales as a percent of net sales decreased to 81% for the three months ended November 30, 2007, from 84% for the three months ended November 24, 2006. This decrease was primarily due to a $50.7 million and $7.1 million decline in cost of sales to our OEM customers and reseller business, respectively. As previously discussed, the overall decline in our business was primarily driven by falling average selling prices, partially offset by an increase in unit sales volume.
Gross Profit
     Gross profit for the three months ended November 30, 2007 was $33.5 million, or a 12% decrease from $37.9 million for the three months ended November 24, 2006. Gross margin increased to 19% for the three months ended November 30, 2007 from 16% for the three months ended November 24, 2006. The decrease in gross profit was primarily due to the lower net sales to our OEM customers, while the increase in gross margin percentage was principally due to lower average selling prices.
Research and Development Expenses
     Research and development, or R&D, expenses for the three months ended November 30, 2007 were $4.7 million, or an 18% increase from $4.0 million for the three months ended November 24, 2006. This change was primarily due to an increase of approximately $0.2 million in R&D material charges, together with R&D headcount and annual pay raise increases of approximately $0.3 million and incremental stock-based compensation of $0.1 million.
Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A, expenses for the three months ended November 30, 2007 were $15.1 million, or a 6% increase from $14.3 million for the three months ended November 24, 2006. Sales and marketing expenses decreased by $0.6 million, mainly due to a corresponding decrease in sales volume and related commission expense and travel reduction. General and administrative, or G&A, expenses increased by $1.4 million, primarily due to a net increase in G&A headcount and annual pay raises and bonus of approximately $0.7 million and approximately $0.5 million in incremental stock-based compensation expense.
Interest Expense, Net
     Net interest expense for the three months ended November 30, 2007 was $1.0 million, compared to $2.1 million for the three months ended November 24, 2006. This change was principally due to approximately $0.9 million increase in interest income that we earned during the three months ended November 30, 2007 when compared with the three months ended November 24, 2006, resulting from the overall increase in our cash balance.

Other Income (Expense), Net
     Net other income (expense) for the three months ended November 30, 2007 and November 24, 2006 was $1.4 million and $(0.1) million, respectively. The $1.5 million increase in net other income was mainly due to foreign exchange currency gains.
Provision for Income Taxes
     The effective tax rates for the three months ended November 30, 2007 and November 24, 2006 were approximately 19% and 17% respectively. The effective tax rate differs from the 35% U.S. statutory tax rate principally due to profits being generated in non-U.S. lower tax rate jurisdictions. For the three months ended November 30, 2007, we recorded non-U.S. pre-tax income of $18.8 million and a U.S. pre-tax loss of $4.6 million. We did not recognize a deferred tax benefit on the U.S. pre-tax loss for the three months ended November 30, 2007. As a result, the consolidated effective tax rate increased by 2% for the three months ended November 30, 2007, when compared to the three months ended November 24, 2006.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements.
Debt Service
     As of November 30, 2007, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with approximately $50.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.
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
     Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with all such covenants at November 30, 2007.
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
Historical Trends
     Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, and the sale of preferred shares to and advances from our former majority shareholder, Modular, L.L.C, and our initial public offering. As of November 30, 2007, our cash and cash equivalents were approximately $112.8 million.
     Cash Flows from Operating Activities. Net cash used in operating activities was $26.9 million for the three months ended November 30, 2007, compared to net cash provided by operating activities of $10.5 million for the three months ended November 24, 2006. This change was the result of a decrease in net income of $3.1 million, together with decreases in the change in accounts receivable and prepaid expenses and other assets of $12.8 million and $3.6 million, respectively, increase in the change in accounts payable and accrued expenses and other current liabilities of $32.5 million and $2.5 million, respectively, offset by an increase in the change in inventory of $15.8 million.
     Cash Flows from Investing Activities. Net cash used in investing activities was $5.1 million for the three months ended November 30, 2007, compared to net cash used in investing activities of approximately $2.6 million for the three months ended November 24, 2006. This change was primarily the result of an increased level of capital expenditures and deposits of approximately $2.5 million during the three months ended November 30, 2007 principally in connection with our packaging facility in Brazil.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $0.2 million for the three months ended November 30, 2007, compared to $0.5 million in net cash provided by financing for the three months ended November 24, 2006. The change was mainly related to approximately $0.2 million less excess tax benefit from stock-based compensation during the three months ended November 30, 2007, when compared to the three months ended November 24, 2006. The largest balances drawn under our WF Credit Facility during the three months ended November 30, 2007 and November 24, 2006 were $8.5 million and $32.0 million, respectively.
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
Recent Accounting Pronouncements
     In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. We currently recognize these non-refundable advanced payments, if any, as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant effect on our financial position or results of operations.
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
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2007.
Item 6. Exhibits
     The following exhibits are filed herewith:

Exhibit No.	Exhibit Title
10.23	Employment Agreement of Iain MacKenzie, dated December 18, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ JACK A. PACHECO
	Name:	Jack A. Pacheco
	Title:	Senior Vice President and Chief Financial Officer

Date: January 4, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.23	Employment Agreement of Iain MacKenzie, dated December 18, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002