Form 10-Q
period 2008-03-26
SMART Modular Technologies (WWH), Inc.
filed 2008-04-04
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to	.

Commission file number 000-51771
________________

SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	20-2509518
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4211 Starboard Drive
Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

(510) 623-1231
Registrant’s Telephone Number, Including Area Code
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of registrant’s ordinary shares outstanding as of April 1, 2008 was 60,941,045.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	February 29, 2008	August 31, 2007
	(In thousands)
ASSETS
Cash and cash equivalents	$155,018	$144,147
Accounts receivable, net of allowances of $2,019 and $2,517 as of February 29, 2008 and August 31, 2007, respectively	162,637	184,391
Inventories	61,856	65,105
Prepaid expenses and other current assets	9,803	8,217
Total current assets	389,314	401,860
Property and equipment, net	38,957	33,588
Goodwill	3,187	3,187
Other non-current assets	13,029	14,442
Total assets	$444,487	$453,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$96,441	$131,937
Accrued expenses and other current liabilities	21,353	24,043
Total current liabilities	117,794	155,980
Long-term debt	81,250	81,250
Other long-term liabilities	2,018	-
Total liabilities	201,062	$237,230
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 60,921,688 and 60,664,463 shares issued and outstanding as of February 29, 2008 and August 31, 2007, respectively	10	10
Additional paid-in capital	95,894	92,250
Deferred stock-based compensation	(202)	(335)
Accumulated other comprehensive income	7,214	6,083
Retained earnings	140,509	117,839
Total shareholders’ equity	243,425	215,847
Total liabilities and shareholders’ equity	$444,487	$453,077

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
	(In thousands, except per share data)
Net sales	$159,566	$239,137	$334,517	$476,307
Cost of sales*	127,170	197,975	268,599	397,233
Gross profit	32,396	41,162	65,918	79,074
Research and development*	4,624	4,450	9,309	8,490
Selling, general and administrative*	14,331	16,756	29,392	31,010
Total operating expenses	18,955	21,206	38,701	39,500
Income from operations	13,441	19,956	27,217	39,574
Interest expense	(2,417)	(2,738)	(4,840)	(5,325)
Interest income	1,090	402	2,489	902
Other income (expense), net	373	(265)	1,795	(336)
Total other expense, net	(954)	(2,601)	(556)	(4,759)
Income before provision for income taxes	12,487	17,355	26,661	34,815
Provision for income taxes	1,539	3,385	4,220	6,292
Net income	$10,948	$13,970	$22,441	$28,523
Net income per ordinary share, basic	$0.18	$0.24	$0.37	$0.48
Shares used in computing basic net income per ordinary share	60,869	59,396	60,782	59,043
Net income per ordinary share, diluted	$0.17	$0.22	$0.35	$0.45
Shares used in computing diluted net income per ordinary share	63,713	63,790	63,684	63,653

____________
* Stock-based compensation by category:

Cost of sales	$197	$133	$375	$246
Research and development	419	271	806	543
Selling, general and administrative	1,219	813	2,293	1,377

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
	(In thousands)
Net income	$10,948	$13,970	$22,441	$28,523
Other comprehensive income (loss):
Net changes in unrealized gain or (loss) on derivative instruments accounted for as cash flow hedges	(831)	76	(1,572)	(234)
Foreign currency translation adjustments	(602)	266	2,703	755
Comprehensive income	$9,515	$14,312	$23,572	$29,044

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$19,764	$25,434
Cash flows from investing activities:
Capital expenditures	(9,563)	(5,177)
Cash deposits on equipment	(164)	—
Proceeds from sale of assets	106	—
Other	—	3
Net cash used in investing activities	(9,621)	(5,174)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares from stock option exercises	224	834
Excess tax benefits from share-based compensation	81	669
Borrowings under revolving line of credit	11,500	94,129
Repayments on revolving line of credit	(11,500)	(94,129)
Net cash provided by financing activities	305	1,503
Effect of exchange rate changes on cash and cash equivalents	423	43
Net increase in cash and cash equivalents	10,871	21,806
Cash and cash equivalents at beginning of period	144,147	85,620
Cash and cash equivalents at end of period	$155,018	$107,426

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	4,426	3,679
Income taxes	3,927	4,229

See accompanying notes to condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) are as of February 29, 2008 and August 31, 2007 and for the three and six months ended February 29, 2008 and March 2, 2007. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 29, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature except as disclosed. The interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2007, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product.  Gross amounts billed to customers for services transactions totaled approximately $199.1 million and $329.9 million for the three months ended February 29, 2008 and March 2, 2007, respectively. Total service revenue recorded for the three months ended February 29, 2008 and March 2, 2007 amounted to approximately $10.8 million and $13.9 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $474.3 million and $602.4 million for the six months ended February 29, 2008 and March 2, 2007, respectively. Total service revenue recorded for the six months ended February 29, 2008 and March 2, 2007 amounted to approximately $21.9 million and $26.6 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FSP No. FAS 157-2.  FSP No. 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  FSP No. FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the first quarter of fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.  The Company is currently analyzing the requirements of SFAS 157 and has not yet determined the impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurements attributes the Company elects for similar types of assets and liabilities.  The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009.  The Company is currently analyzing the requirements of SFAS 159 and has not yet determined the impact on its financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The Company currently recognizes these non-refundable advanced payments, if any, as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  SFAS 141R is effective for the Company beginning in the first quarter of fiscal 2010.  Early adoption is not permitted.  The Company is currently analyzing the requirements of SFAS 141R and has not yet determined the impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 will change the accounting and reporting of minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The provisions of SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 is effective for the Company beginning in the first quarter of fiscal 2010.  Early adoption is not permitted.  The Company is currently analyzing the requirements of SFAS 160 and has not yet determined the impact on its financial position or results of operations.

In December 2007, the FASB ratified the consensus reached on EITF Issue No. 07-1, “Collaborative Arrangements.” The EITF addresses accounting for collaborative-arrangement activities that are not conducted within a separate legal entity. These collaborative arrangements are sometimes called “virtual joint ventures.” Applying the equity method of accounting to activities performed outside a separate legal entity by a “virtual joint venture” is prohibited. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature. Other detail information related to the collaborative arrangement is also required to be disclosed. The requirements under this EITF will be applied to collaborative arrangements in existence at the beginning of our fiscal 2010. The Company is currently analyzing the requirements of this EITF and have not yet determined the impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is effective for the Company beginning the first fiscal quarter of fiscal 2010.  The Company is currently analyzing the requirements of SFAS 161 and has not yet determined the impact on its financial position or results of operations.

NOTE 2 - Stock-Based Compensation

Effective August 29, 2005, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment, using the prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for all awards granted to employees prior to the effective date of SFAS No. 123R that were unvested on the effective date.

The Company amortizes stock-based compensation on a straight-line basis over the requisite service (vesting) period for the entire award, typically four years.

Plan Description

The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of February 29, 2008, there were 10,091,443 ordinary shares reserved for issuance under this plan, of which 1,943,636 ordinary shares represents the number of shares available for grant.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the six months ended February 29, 2008 is based on the historical volatility of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Six Months Ended February 29, 2008
Stock options:
Expected term (years)	5.0
Expected volatility	51%
Risk-free interest rate	3.71%
Expected dividends	—

A summary of option activity as of and for the six months ended February 29, 2008, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2007	6,359	$4.75
Options granted	2,233	7.58
Options exercised	(258)	0.87
Options forfeited	(186)	8.86
Options outstanding at February 29, 2008	8,148	$5.55	8.0	$19,287
Options exercisable at February 29, 2008	3,538	$3.13	7.1	$14,763
Options vested and expected to vest at February 29, 2008	7,756	$5.42	8.0	$19,122

The weighted average fair value of options granted during the six months ended February 29, 2008 was $3.65 per option. The total intrinsic value of options exercised during the six months ended February 29, 2008 was $2.3 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

A summary of the status of the Company’s non-vested stock options as of February 29, 2008, and changes during the six months ended February 29, 2008, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested stock options at August 31, 2007	3,794	$4.25
Non-vested stock options granted	2,233	3.65
Vested stock options	(1,231)	2.87
Forfeited stock options	(186)	5.61
Non-vested stock options at February 29, 2008	4,610	$4.56

As of February 29, 2008, there was approximately $20.0 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements, which is expected to be recognized over the weighted average period of 2.7 years. The total fair value of shares vested during the six months ended February 29, 2008 was approximately $3.5 million.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
Numerator:
Net income	$10,948	$13,970	$22,441	$28,523
Denominator:
Weighted average ordinary shares	60,869	59,396	60,782	59,043
Effect of dilutive securities:
Stock options	2,844	4,394	2,902	4,610
Total ordinary shares, diluted	63,713	63,790	63,684	63,653
Net income per ordinary share, basic	$0.18	$0.24	$0.37	$0.48
Net income per ordinary share, diluted	$0.17	$0.22	$0.35	$0.45

The Company excluded 4,359,832 and 3,978,473 stock options from the computation of diluted net income per ordinary share for the three and six months ended February 29, 2008, respectively, as their inclusion would have been anti-dilutive. The Company excluded 2,014,548 and 1,826,999 stock options from the computation of diluted net income per ordinary share for the three and six months ended March 2, 2007, respectively, as their inclusion would have been anti-dilutive.

NOTE 4 — Inventories

Inventories consist of the following as of February 29, 2008 and August 31, 2007 (in thousands):

	February 29, 2008	August 31, 2007
Raw materials	$25,574	$27,477
Work-in process	6,908	4,815
Finished goods	29,374	32,813
	$61,856	$65,105

NOTE 5 — Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
Current	$1,529	$2,439	$4,197	$4,947
Deferred	10	946	23	1,345
Total	$1,539	$3,385	$4,220	$6,292

Worldwide income before provision for income taxes for the three and six months ended February 29, 2008 and March 2, 2007, consisted of the following components (in thousands):

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
U.S. income	$(1,516)	$3,816	$(6,127)	$5,239
Non-U.S. income	14,003	13,539	32,788	29,576
Total	$12,487	$17,355	$26,661	$34,815

As of September 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109.  The adoption of FIN 48 had no material effect on the financial statements.  The Company recognized a $0.2 million net decrease in the liabilities for unrecognized tax benefits, which was accounted for as an increase to the September 1, 2007 balance of retained earnings.  This adjustment was the cumulative effect of applying an enhanced measurement standard in accounting for uncertainty in income taxes under FIN 48 and was reported as an adjustment to the opening balance of retained earnings in the Condensed Consolidated Balance Sheet for fiscal 2008.

As of February 29, 2008 and November 30, 2007, the total amount of unrecognized tax benefits, included in other long-term liabilities on the accompanying unaudited consolidated balance sheet, was $0.3 million, which would impact the effective tax rate if recognized.   The Company records interest and penalties on unrecognized tax benefits as income tax expense.  As of February 29, 2008, the Company expects no significant changes in the total unrecognized tax benefits within the next 12 months.

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

NOTE 6 – Indebtedness

As of February 29, 2008, the senior secured credit facility (WF Credit Facility) has available borrowing capacity of $50.0 million, and the Company was in compliance with its covenants as required by the WF Credit Facility agreement.

As of February 29, 2008, the senior secured floating rate notes due on April 2012 (the Notes) has a balance of $81.3 million, and the Company was in compliance with its covenants under these notes.

NOTE 7 — Financial Instruments

Fair Value of Financial Instruments

  The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and WF Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of February 29, 2008. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and highly short-term investments with an original maturity on the date of purchase of three months or less.  The Company does not have investments in variable rate demand notes and auction rate certificates.

Derivative Instruments

  The Company has entered into two interest swap agreements (The Swaps), one of which is expired and one of which is outstanding.  The Swaps are for $41.3 million and $40.0 million in notional amounts (Notional Amounts) and expire on April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps effectively replace the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective Expiration Dates. The Swaps have been accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swap that expired on April 1, 2008 became ineffective as a hedge as defined under the provisions of SFAS No. 133 at the end of the first fiscal quarter.  Accordingly, the Company recorded the change in fair market value of this swap to other expense in its unaudited consolidated statement of operations for the three and six months ended February 29, 2008.  The charges were insignificant.  During the period of swap effectiveness, the changes in fair values were reflected in other comprehensive income.  Since the remaining term of the ineffective swap was relatively short, changes in fair value over the remaining term was not significant and the Company did not expect this swap to be highly effective over its remaining term and continued to record changes in its fair value to other income or expense.  The balance in other comprehensive income for this swap was recognized in other income or expense as and when the forecasted transaction occur.

The total fair value of the outstanding derivative instruments referred to above was a liability of approximately $(1.5) million and an asset of approximately $0.6 million as of February 29, 2008 and August 31, 2007, respectively.

For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences if there is a default by the Company’s counterparties.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Six Months Ended February 29, 2008
Balance of accrual at August 31, 2007	$589
Warranty claims	(387)
Provision for product warranties	494
Balance of accrual at February 29, 2008	$696

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

Legal Matters

  From time to time the Company is involved in disputes and litigation arising in the ordinary course of business.  Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  The Company believes that it has defenses to the cases pending against it, including those set forth below.  The Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements.  In the Company’s opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, annual results of operations or cash flows.

Tessera, Inc.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), in the U.S. International Trade Commission

  On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission ("ITC") against the Company, as well as A-DATA Technology Co., Ltd., A-DATA Technology (U.S.A.) Co., Ltd., Acer America Corp., Acer Inc., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Nanya Technology Corp., Nanya Technology Corp. U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., TwinMOS Technologies Inc., and Twin MOS Technologies USA Inc. (each a “Respondent” and collectively, “Respondents”).  Tessera claims that "small-format Ball Grid Array (BGA) semiconductor packages" and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977, 6,133,627, 5,663,106 and 6,458,681 (the "Asserted Patents").  Tessera's Complaint requests that the ITC institute an investigation into the matter.  Tessera has requested the following relief in the ITC:

-  a permanent general exclusion order pursuant to section 337(d)(2) of the Tariff Act, as amended, excluding from entry into the U.S. all small-format BGA semiconductor packaged DRAM chips (“BGA chips”) and products containing the same that are manufactured, imported or sold for importation by or on behalf of unlicensed entities and that infringe any claim of the Asserted Patents, and all products (e.g., personal computers or “PCs”) that contain such infringing small-format BGA chips;

-  a permanent exclusion order pursuant to section 337(d)(1) of the Tariff Act, as amended, excluding from entry into the U.S. all semiconductor chips with small-format BGA semiconductor packaging which are manufactured, imported or sold for importation by or on behalf of Respondents and which infringe any claim of the Asserted Patents, and all products (e.g., PCs) that contain such infringing BGA chips; and

-  permanent cease and desist orders—one per Respondent—pursuant to section 337(f) of the Tariff Act, as amended, directing each Respondent having domestic inventories to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format BGA semiconductor packaging and/or products containing such semiconductor chips, that infringe any claim of the Asserted Patents.

  On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Inv. No. 337-TA-630.  On February 27, 2008, the administrative law judge ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009.  We believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera admits are licensed under the Asserted Patents.

  Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, alleging infringement of the same patents at issue in the ITC action.  The district court action seeks damages and injunctive relief.  The district court action has been stayed pending the completion of the ITC action.

NOTE 9 — Segment and Geographic Information

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

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March2, 2007
Geographic net sales:
U.S.A.	$92,505	$147,810	$197,783	$302,579
Other North and Latin America	28,102	43,412	58,680	74,556
Europe	15,277	16,190	31,081	35,416
Asia	23,682	31,725	46,973	63,756
	$159,566	$239,137	$334,517	$476,307

	February 29, 2008	August 31, 2007
Property and equipment, net:
U.S.A.	$6,664	$6,591
Other North and Latin America	27,694	22,322
Europe	42	24
Asia	4,557	4,651
	$38,957	$33,588

NOTE 10 — Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Major customers are defined as those with net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balances at the end of the fiscal period of 10% or more of our total net accounts receivables.

	Three Months Ended February 29, 2008	Three Months Ended March 2, 2007	Six Months Ended February 29, 2008	Six Months Ended March 2, 2007
Customer A	44%	45%	45%	49%
Customer B	13%	16%	13%	14%
Customer C	6%	6%	6%	5%

  As of February 29, 2008, approximately 30%, 27% and 19% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 31, 2007, approximately 38%, 32% and 12% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

NOTE 12 — Subsequent Event

On March 3, 2008, a subsidiary of the Company completed its acquisition of privately-held Adtron Corporation ("Adtron"), a leading designer and global supplier of high performance and high capacity solid state flash disk drives. The definitive agreement between the Company’s subsidiary and Adtron was announced on February 13, 2008.  The acquisition was an all-cash transaction of approximately $20 million with up to an additional $15 million in payments dependent on Adtron’s achievement of financial and operational milestones in calendar year 2008.

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

Executive Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems to OEMs. Our subsystem products include memory modules, embedded computing and TFT-LCD display products that we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and inventory management and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, an increase in overall unit demand by end users for, and an increase in memory content in, products that incorporate our subsystems should have a positive effect on our financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Motorola and Dell. We maintain a strong global footprint with low-cost manufacturing capabilities through our facilities in Malaysia, Brazil and the Caribbean, as well as through our agreements with third-party manufacturers in India and China. Our global operations enable us to rapidly respond to our customers’ requirements worldwide.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net Sales

We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, embedded computing boards and TFT-LCD display products, principally to leading computing, networking, communications, printers, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account, for a significant percentage of our net sales in the foreseeable future.

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

Revenue Recognition

Our product revenues are derived from the sale of value added subsystems, including memory modules and flash memory cards, embedded computing boards and TFT-LCD display products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, and collection of resulting receivables is reasonably assured. Products are shipped and sold based upon purchase orders from customers. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.

Our service revenue consists of procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for the services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we: are the primary obligor in the arrangement; have general inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.

The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	March 2,	February 29,	March 2,
	2008	2007	2008	2007
Product net sales	$148,793	$225,256	$312,603	$449,704
Service revenue	10,773	13,881	21,914	26,603
Net sales	159,566	239,137	334,517	476,307
Plus: Cost of sales(1)	188,284	315,974	452,329	575,710
Gross billing to customers	$347,850	$555,111	$786,846	$1,052,017
____________

(1)	Represents cost of sales associated with service revenue accounted for on an agency basis.

Accounts Receivable

We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due and, thereby, reduce the net recognized receivable to the amount we reasonably believe will be collected. Increases to the allowance for bad debt are recorded as a component of general and administrative expenses. For all other customers, we record an allowance for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.

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

Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109”, in the first quarter of fiscal 2008.  See Note 5 of the notes to the unaudited condensed consolidated financial statements.

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

Stock-Based Compensation

Effective August 29, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R are described in Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations

The following is a summary of our results of operations for the three and six months ended February 29, 2008 and March 2, 2007 (in millions):

	Three Months Ended		Six Months Ended
	February 29,	March 2,	February 29,	March 2,
	2008	2007	2008	2007
Net sales	$159.6	$239.1	$334.5	$476.3
Cost of sales	127.2	198.0	268.6	397.2
Gross profit(1)	32.4	41.2	65.9	79.1
Research and development	4.6	4.5	9.3	8.5
Selling, general and administrative	14.3	16.8	29.4	31.0
Total operating expenses(1)	19.0	21.2	38.7	39.5
Income from operations	13.4	20.0	27.2	39.6
Interest expense, net	(1.3)	(2.3)	(2.4)	(4.4)
Other income (expense), net	0.4	(0.3)	1.8	(0.3)
Total other expense, net(1)	(0.9)	(2.6)	(0.6)	(4.8)
Income before provision for income taxes	12.5	17.4	26.6	34.8
Provision for income taxes	1.5	3.4	4.2	6.3
Net income	$11.0	$14.0	$22.4	$28.5
____________

(1)	Summations may not compute precisely due to rounding.

Three and Six Months Ended February 29, 2008 as Compared to the Three and Six Months Ended March 2, 2007

Net Sales

Net sales for the three months ended February 29, 2008 were $159.6 million, or a 33% decrease from $239.1 million for the three months ended March 2, 2007. This decrease was primarily due to a $72.9 million and $8.6 million decline in net sales to our OEM customers and reseller business, respectively. The overall decline in our net sales was primarily driven by falling average selling prices of DRAM integrated circuits (ICs) and slower than expected growth in sales of high density server modules, partially offset by an increase in unit sales volume and net sales increase in our display products.

Net sales for the six months ended February 29, 2008 were $334.5 million, or a 30% decrease from $476.3 million for the six months ended March 2, 2007. This decrease was primarily due to a $126.6 million and $17.2 million decline in net sales to our OEM customers and reseller business, respectively. The overall decline in our net sales was primarily driven by falling average selling prices of DRAM integrated circuits (ICs), partially offset by an increase in unit sales volume and net sales increase in our display products.

Cost of Sales

Cost of sales for the three months ended February 29, 2008 was $127.2 million, or a 36% decrease from $198.0 million for the three months ended March 2, 2007. Cost of sales as a percent of net sales decreased to 80% for the three months ended February 29, 2008, from 83% for the three months ended March 2, 2007. The decrease in cost of sales was principally due to a $68.6 million decline in cost of sales to our OEM customers and a release of $2.2 million related to pricing reconciliation from prior periods.  The $2.2 million liability reversal was the result of the extinguishment of unsettled amounts under prior pricing reconciliations periods.

Cost of sales for the six months ended February 29, 2008 was $268.6 million, or a 32% decrease from $397.2 million for the six months ended March 2, 2007. Cost of sales as a percent of net sales decreased to 80% for the six months ended February 29, 2008, from 83% for the six months ended March 2, 2007. The decrease in cost of sales was principally due to a $126.4 million decline in cost of sales to our OEM customers and a release of $2.2 million related to pricing reconciliation from prior periods.  The $2.2 million liability reversal was the result of the extinguishment of unsettled amounts under prior pricing reconciliations periods.

Gross Profit

Gross profit for the three months ended February 29, 2008 was $32.4 million, or a 21% decrease from $41.2 million for the three months ended March 2, 2007. Gross margin percentage increased from 17% for the three months ended March 2, 2007 to 20% for the three months ended February 29, 2008. The decrease in gross profit was primarily due to the lower net sales to our OEM customers, while the increase in gross margin percentage was principally due to lower average selling prices.

Gross profit for the six months ended February 29, 2008 was $66.0 million, or a 17% decrease from $79.1 million for the six months ended March 2, 2007. Gross margin percentage increased from 17% for the six months ended March 2, 2007 to 20% for the six months ended February 29, 2008. The decrease in gross profit was primarily due to the lower net sales to our OEM customers, while the increase in gross margin percentage was principally due to lower average selling prices.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended February 29, 2008 were $4.6 million, or a 4% increase from $4.5 million for the three months ended March 2, 2007. This increase was primarily due to an approximately $0.1 million increase in stock-based compensation expense.

R&D expenses for the six months ended February 29, 2008 were $9.3 million, or a 10% increase from $8.5 million for the six months ended March 2, 2007. This $0.8 million increase was due mainly to a net increase in R&D material charges and R&D headcount and annual pay raises of approximately $0.5 million and approximately $0.3 million in incremental stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended February 29, 2008 were $14.3 million, or a 14% decrease from $16.8 million for the three months ended March 2, 2007. SG&A decreased by $2.5 million, mainly due to a corresponding decrease in sales volume and related commission expense of $0.4 million, a decrease of $0.4 million in travel related expenses, a decrease of approximately $0.8 million in offering expenses incurred during the second quarter of fiscal 2007 in connection with our secondary share offering, and a decrease of approximately $1.5 million in accounting and consulting expenses and other support costs, partially offset by an increase of $0.4 million in incremental stock-based compensation expense and an increase of $0.2 million in payroll and related costs due to an increase in headcount and annual pay raises.

SG&A expenses for the six months ended February 29, 2008 were $29.4 million, or a 5% decrease from $31.0 million for the six months ended March 2, 2007. SG&A decreased by $1.6 million, mainly due to a corresponding decrease in sales volume and related commission expense of $0.6 million, a decrease of $0.7 million in travel related expenses, a decrease in approximately $0.8 million in offering expenses incurred during the second quarter of fiscal 2007 in connection with our secondary share offering, and a decrease of approximately $1.0 million in accounting and other support costs, partially offset by an increase of  $0.9 million in incremental stock-based compensation expense and an increase of $0.7 million in payroll and related costs due to an increase in headcount and annual pay raises.

Interest Expense, Net

Net interest expense for the three months ended February 29, 2008 was $1.3 million, compared to $2.3 million for the three months ended March 2, 2007. This decrease was principally due to a $0.7 million increase in interest income as a result of increased cash balances and a decrease in interest expense of $0.3 million primarily related to reduced borrowings under our senior secured credit facility.

Net interest expense for the six months ended February 29, 2008 was $2.4 million, compared to $4.4 million for the six months ended March 2, 2007. This decrease was principally due to a $1.5 million increase in interest income as a result of increased cash balances and a decrease in interest expense of $0.5 million primarily related to reduced borrowings under our senior secured credit facility.

Other Income (Expense), Net

Net other income (expense) for the three months ended February 29, 2008 was $0.4 million compared to approximately $(0.3) million for the three months ended March 2, 2007. The $0.6 million increase in other income was primarily driven by foreign currency transaction gains.

Net other income (expense) for the six months ended February 29, 2008 was $1.8 million compared to approximately $(0.3) million for the six months ended March 2, 2007. The $2.1 million increase in other income was primarily driven by foreign currency transaction gains.

Provision for Income Taxes

The effective tax rates for the three months ended February 29, 2008 and March 2, 2007 were approximately 12% and 20% respectively.  The effective tax rates for the six months ended February 29, 2008 and March 2, 2007 were approximately 16% and 18% respectively.  The effective tax rate differs from the 35% U.S. statutory tax rate principally due to profits being generated in non-U.S. lower tax rate jurisdictions.  The decline in our effective tax rates was principally due to a higher portion of our profits being generated in lower tax rate jurisdictions for the three and six months ended February 29, 2008, when compared to the three and six months ended March 2, 2007.  For the three months ended February 29, 2008, we recorded non-U.S. pre-tax income of $14.0 million and a U.S. pre-tax loss of $1.5 million, and for the six months ended February 29, 2008, we recorded non-U.S. pre tax income of $32.8 million and a U.S. pre-tax loss of $6.1 million.  We did not recognize a deferred tax benefit on the U.S. pre-tax loss for the three and the six months ended February 29, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements.  From time to time, cash may be used to pay down long-term debt. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and highly short-term investments with an original maturity on the date of purchase of three months or less.  The Company does not have investments in variable rate demand notes and auction rate certificates.

Debt Service

As of February 29, 2008, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with approximately $50.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants at February 29, 2008.

Senior Secured Wells Fargo Credit Facility. Our senior secured credit facility (WF Credit Facility) provides us with up to $50.0 million of aggregate borrowing capacity ($30.0 million of which may be in the form of letters of credit). Borrowings under this credit facility bear interest based on LIBOR plus an applicable margin, ranging from 1.25% (if the funded debt to adjusted EBITDA ratio is less than or equal to 1.00) to 2.00% (if such ratio is greater than 2.00). The credit facility contains financial covenants that require us to maintain, as of the end of each fiscal quarter, an adjusted quick ratio (as defined in the WF Credit Facility) equal to or greater than 1.00, an adjusted EBITDA equal to or greater than $50.0 million (based on the preceding four fiscal quarters then ended), and a funded debt to adjusted EBITDA ratio equal to or less than 2.25. We are no longer required to comply with any fixed charge coverage ratios as a result of an amendment that was made in 2007. Our senior secured credit facility is available for general corporate purposes until April 30, 2010, unless earlier terminated.

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

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, the sale of preferred shares to and advances from our former principal shareholder, Modular, L.L.C, and our initial public offering. As of February 29, 2008, our cash and cash equivalents were approximately $155.0 million.

Cash Flows from Operating Activities. Net cash provided by operating activities was $19.8 million for the six months ended February 29, 2008, compared to net cash provided by operating activities of $25.4 million for the six months ended March 2, 2007. The change was principally the result of a decrease in net income of $6.1 million, together with decreases in the changes in operating assets and liabilities of $2.4 million, partially offset by increases in adjustment for non-cash charges of $2.9 million mainly associated with stock-based compensation and depreciation and amortization.

Cash Flows from Investing Activities. Net cash used in investing activities was $9.6 million for the six months ended February 29, 2008, compared to net cash used in investing activities of approximately $5.2 million for the six months ended March 2, 2007. The change was primarily the result of an increased level of capital expenditures of approximately $4.4 million during the six months ended February 29, 2008.

Cash Flows from Financing Activities. Net cash provided by financing activities was $0.3 million for the six months ended February 29, 2008, compared to $1.5 million in net cash provided by financing activities for the six months ended March 2, 2007. The change was mainly related to approximately $0.6 million decrease in excess tax benefit from stock-based compensation and $0.6 million decrease in proceeds from option exercises during the six months ended February 29, 2008, when compared to the six months ended March 2, 2007.

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

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our financial statements.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our WF Credit Facility provides for borrowings of up to $50.0 million that will also bear interest at variable rates. Assuming the WF Credit Facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $1.3 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively. One interest rate swap expired on April 1, 2008 and the other one remains outstanding through April 28, 2010. However, we cannot assure you that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding legal matters.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2007, except for the following:

We have made and may make acquisitions which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations may be adversely affected.

As part of our business and growth strategy, we have acquired and expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in fiscal 2005, we acquired Estecom, a producer of TFT-LCD display products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in March 2008 we acquired Adtron Corporation, a designer and supplier of solid state flash disk drives. Any such past or future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:

•	problems integrating the purchased operations, technologies or products;

•	costs, one-time writeoffs of goodwill or other intangible assets, restructuring and other unanticipated costs or expenses associated with the acquisition or investment;

•	negative effects on profitability resulting from the acquisition or investment;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	loss of key employees of the acquired business; and

•	litigation arising from the acquired company’s operations.

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

For example, Tessera, Inc. filed a complaint in the U. S. International Trade Commission and the Eastern District of Texas against us alleging that we have infringed certain of Tessera’s patents.  See Item 1 “Legal Proceedings” in Part II.  Tessera has sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products.  In addition, as we expand our product offerings in the solid state flash disk drives market in which larger companies with large patent portfolios compete, the possibility of other intellectual property claims against us grows.  Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in, or a settlement of, such litigation, we could be required to pay substantial damages or settlement amounts, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available on reasonable terms, or at all.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages or settlement amounts. Our insurance does not cover intellectual property infringement.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our chief executive officer and president.  Jack A. Pacheco, our chief financial officer and senior vice president, announced in February 2008 that he would be resigning effective mid-April 2008. We are actively seeking a replacement for Mr. Pacheco and until such time as we secure a replacement, we do not have a chief financial officer.  Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, such as Mr. Pacheco as our chief financial officer, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual General Meeting of Shareholders held on January 16, 2008, the following actions were taken:

1.           Election of the Board of Directors comprised of the following members:

Nominee	Votes For	Votes Withheld
Iain MacKenzie	51,258,021	7,377,243
Ajay Shah	47,409,603	11,225,661
Dipanjan Deb	49,478,008	9,157,256
Eugene Frantz	47,629,863	11,005,401
Harry W. (Webb) McKinney	56,936,744	1,698,520
D. Scott Mercer	56,752,305	1,882,959
Dr. C.S. Park	56,935,744	1,699,520
Mukesh Patel	49,261,112	9,374,152
Clifton Thomas Weatherford	56,220,942	2,414,322

2.           Vote to ratify the selection of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending August 29, 2008.

Votes For	Votes Against	Abstain
58,590,696	32,408	12,160

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

10.24
Agreement and Plan of Merger, dated February 12, 2008, by and among Adtron Corporation, SMART Modular Technologies, Inc., and Armor Acquisition Corporation (“Merger Sub”) and Alan Fitzgerald (“Equity Holders’ Representative”)

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

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ JACK A. PACHECO
	Name:	Jack A. Pacheco
	Title:	Senior Vice President and Chief Financial Officer

Date: April 4, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.24
Agreement and Plan of Merger, dated February 12, 2008, by and among Adtron Corporation, SMART Modular Technologies, Inc., and Armor Acquisition Corporation (“Merger Sub”) and Alan Fitzgerald (“Equity Holders’ Representative”)

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

Exhibit 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Iain MacKenzie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SMART Modular Technologies (WWH), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 4, 2008

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Jack A. Pacheco, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SMART Modular Technologies (WWH), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 4, 2008
By:	/s/ JACK A. PACHECO
	Name:	Jack A. Pacheco
	Title:	Senior Vice President and Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

The certification set forth below is being submitted in connection with the quarterly report on Form 10-Q of SMART Modular Technologies (WWH), Inc. (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Iain MacKenzie, the Chief Executive Officer and Jack A. Pacheco, the Chief Financial Officer of SMART Modular Technologies (WWH), Inc., each certifies that, to the best of his knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SMART Modular Technologies (WWH), Inc.

Date: April 4, 2008

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ JACK A. PACHECO
	Name:	Jack A. Pacheco
	Title:	Senior Vice President and Chief Financial Officer