Form 10-Q
period 2008-05-30
SMART Modular Technologies (WWH), Inc.
filed 2008-07-08
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 30, 2008

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

The number of registrant’s ordinary shares outstanding as of July 1, 2008 was 61,339,699.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	May 30, 2008	August 31, 2007
	(In thousands)
ASSETS
Cash and cash equivalents	$117,299	$144,147
Accounts receivable, net of allowances of $1,733 and $2,517 as of May 30, 2008 and August 31, 2007, respectively	186,437	184,391
Inventories	68,028	65,105
Prepaid expenses and other current assets	11,088	8,217
Total current assets	382,852	401,860
Property and equipment, net	38,927	33,588
Goodwill	9,471	3,187
Other intangible assets, net	9,108	-
Other non-current assets	4,254	14,442
Total assets	$444,612	$453,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable (1)	$99,647	$126,358
Accrued expenses and other current liabilities	17,731	24,043
Total current liabilities	117,378	150,401
Long-term debt	81,250	81,250
Other long-term liabilities	1,583	-
Total liabilities	200,211	$231,651
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 61,336,739 and 60,664,463 shares issued and outstanding as of May 30, 2008 and August 31, 2007, respectively	10	10
Additional paid-in capital	98,388	92,250
Deferred stock-based compensation	(162)	(335)
Accumulated other comprehensive income	10,016	6,083
Retained earnings (1)	136,149	123,418
Total shareholders’ equity	244,401	221,426
Total liabilities and shareholders’ equity	$444,612	$453,077

(1) Prior period amounts revised. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine Months Ended May 30, 2008	Nine Months Ended June 1, 2007
	(In thousands, except per share data)
Net sales (1)	$167,615	$189,246	$509,485	$675,958
Cost of sales (1) (2)	139,803	151,130	414,691	558,546
Gross profit	27,812	38,116	94,794	117,412
Research and development (2)	5,418	4,107	14,727	12,597
Selling, general and administrative (2)	15,393	14,207	44,785	45,217
In-process research and development charge	4,400	—	4,400	—
Total operating expenses	25,211	18,314	63,912	57,814
Income from operations	2,601	19,802	30,882	59,598
Interest expense	(2,248)	(2,598)	(7,088)	(7,924)
Interest income	780	823	3,269	1,726
Other income, net	255	696	2,050	360
Total other expense, net	(1,213)	(1,079)	(1,769)	(5,838)
Income before provision for income taxes	1,388	18,723	29,113	53,760
Provision for income taxes	12,391	3,357	16,611	9,649
Net income (loss) (1)	$(11,003)	$15,366	$12,502	$44,111
Net income (loss) per ordinary share, basic	$(0.18)	$0.26	$0.21	$0.74
Shares used in computing basic net income (loss) per ordinary share	61,027	60,015	60,864	59,359
Net income (loss) per ordinary share, diluted	$(0.18)	$0.24	$0.20	$0.69
Shares used in computing diluted net income (loss) per ordinary share	61,027	63,894	63,606	63,725

____________
(1)	Prior period amounts revised. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2)	Stock-based compensation by category:
	Cost of sales	$217	$142	$592	$388
	Research and development	471	322	1,277	865
	Selling, general and administrative	1,198	760	3,491	2,137

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine Months Ended May 30, 2008	Nine Months Ended June 1, 2007
	(In thousands)
Net income (loss) (1)	$(11,003)	$15,366	$12,502	$44,111
Other comprehensive income (loss):
Net changes in unrealized gain or (loss) on derivative instruments accounted for as cash flow hedges	905	710	(667)	476
Foreign currency translation adjustments	1,897	1,720	4,600	2,475
Comprehensive income (loss)(1)	$(8,201)	$17,796	$16,435	$47,062

(1) Prior period amounts revised. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 30, 2008	Nine Months Ended June 1, 2007
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$3,972	$36,172
Cash flows from investing activities:
Capital expenditures	(11,401)	(8,274)
Cash deposits on equipment	—	(1,995)
Acquisition of Adtron, net of cash acquired	(20,303)	—
Proceeds from sale of assets	247	—
Other	—	3
Net cash used in investing activities	(31,457)	(10,266)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares from stock option exercises	928	1,528
Excess tax benefits from share-based compensation	24	698
Principal payment on line of credit	(940)	—
Borrowings under revolving line of credit	11,500	110,953
Repayments on revolving line of credit	(11,500)	(110,953)
Net cash provided by financing activities	12	2,226
Effect of exchange rate changes on cash and cash equivalents	625	291
Net increase(decrease) in cash and cash equivalents	(26,848)	28,423
Cash and cash equivalents at beginning of period	144,147	85,620
Cash and cash equivalents at end of period	$117,299	$114,043

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	6,507	4,732
Income taxes	7,583	7,342

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) are as of May 30, 2008 and August 31, 2007 and for the three and nine months ended May 30, 2008 and June 1, 2007. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 29, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature except as disclosed. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 31, 2007, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revision of Prior Period Financial Statements

During the third quarter of fiscal 2008, the Company identified immaterial errors in accounting for the purchase of raw materials from certain suppliers which caused cost of sales and accounts payable to be overstated in prior periods.  The Company applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and revised prior period financial statements even though such revisions previously were, and continue to be, immaterial to those financial statements.  Corrections of these errors are immaterial to the previously reported consolidated financial statements and had no effect on previously reported condensed consolidated statements of cash flows.  The tax effect of this cumulative accounting error was immaterial and was recorded in the current quarter.

The following table represents the impact of the revisions in the Company’s prior period condensed consolidated statements of operations and balance sheets (increase or (decrease) in thousands except per share amounts):

	Cost of Sales	Net Income	Basic EPS*	Diluted EPS*
Fiscal year 2005 and prior	$(3,765)	$3,765	$0.04	$0.04

Fiscal year 2006	$(3)	$3	$—	$—

Q1 of fiscal year 2007	$261	$(261)	$0.01	$0.00
Q2 of fiscal year 2007	(483)	483	0.00	0.01
Q3 of fiscal year 2007	(1,183)	1,183	0.02	0.02
Q4 of fiscal year 2007	(406)	406	—	—
Fiscal year 2007	$(1,811)	$1,811	$0.03	$0.03

FY08 Q1	$(572)	$572	$0.01	$0.01
FY08 Q2	(492)	492	0.01	0.01
Cumulative as of February 29, 2008	$(6,643)	$6,643

	Accounts Payable	Retained Earnings
At August 25, 2006	$(3,768)	$3,768
At August 3l, 2007	$(5,579)	$5,579
At February 29, 2008	$(6,643)	$6,643
____________
*Summations may not compute precisely due to rounding

In additional to the above revisions, the Company also made immaterial revisions to prior period consolidated statements of operations in order to gross up net sales and cost of sales from sales of raw materials that had previously been recorded as a net amount in cost of sales.  These revisions were immaterial with respect to all years as a percentage of the Company’s annual net sales, cost of sales and gross margin percentage and had no impact on previously reported gross profit or net income.

The following table represents the impact of the revisions in the Company’s prior period consolidated statements of operations (increases of both net sales and cost of sales, in thousands):
Net Sales & Cost of Sales
Fiscal year 2006	$19,800

Q1 of fiscal year 2007	$6,282
Q2 of fiscal year 2007	4,123
Q3 of fiscal year 2007	2,768
Q4 of fiscal year 2007	3,082
Fiscal year 2007	$16,255

Q1 of fiscal year 2008	$2,422
Q2 of fiscal year 2008	4,931
Six months ended February 29, 2008	$7,353

Based on SAB 108, the prior period income statement and balance sheet amounts have been revised to include the above two adjustments, as follows (in thousands):

	Net Sales			Cost of Sales			Net Income
	As Reported	Adjust- ments	As Revised	As Reported	Adjust- ments	As Revised	As Reported	Adjust- ments	As Revised
3 Months ended June 1, 2007	$186,478	2,768	$189,246	$149,545	1,585	$151,130	$14,183	1,183	$15,366

9 Months ended June 1, 2007	$662,785	13,173	$675,958	$546,778	11,768	$558,440	$42,706	1,405	$44,111

	Accounts Payable			Retained Earnings
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
At August 25, 2006	$169,349	(3,768)	$165,581	$61,917	3,768	$65,685
At August 3l, 2007	$131,937	(5,579)	$126,358	$117,839	5,579	$123,418
At February 29, 2008	$96,441	(6,643)	$89,798	$140,509	6,643	$147,152

    Product and Service Revenue

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB104”). Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

In addition, the Company has certain business with select customers that is accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product.  Gross amounts billed to customers for services transactions totaled approximately $216.9 million and $315.0 million for the three months ended May 30, 2008 and June 1, 2007, respectively. Total service revenue recorded for the three months ended May 30, 2008 and June 1, 2007 amounted to approximately $9.7 million and $14.3 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $691.1 million and $917.3 million for the nine months ended May 30, 2008 and June 1, 2007, respectively. Total service revenue recorded for the nine months ended May 30, 2008 and June 1, 2007 amounted to approximately $31.6 million and $40.9 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FSP No. FAS 157-2.  FSP No. 157-1 amends SFAS 157 to exclude SFAS No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  FSP No. FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the first quarter of fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.  The Company is currently analyzing the requirements of SFAS 157 and has not yet determined the impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurements attributes the Company elects for similar types of assets and liabilities.  The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009.  The Company is currently analyzing the requirements of SFAS 159 and has not yet determined the impact on its financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The Company currently recognizes these non-refundable advanced payments, if any, as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  SFAS 141R is effective for the Company beginning in the first quarter of fiscal 2010 and the Company will apply SFAS 141R as of that time. Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting of minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The provisions of SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 is effective for the Company beginning in the first quarter of fiscal 2010.  Early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a significant effect on the Company’s financial position or results of operations.

In December 2007, the FASB ratified the consensus reached on EITF Issue No. 07-1, Collaborative Arrangements. The EITF addresses accounting for collaborative-arrangement activities that are not conducted within a separate legal entity. These collaborative arrangements are sometimes called “virtual joint ventures.” Applying the equity method of accounting to activities performed outside a separate legal entity by a “virtual joint venture” is prohibited. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature. Other detail information related to the collaborative arrangement is also required to be disclosed. The requirements under this EITF will be applied to collaborative arrangements in existence at the beginning of our fiscal 2010, if any. The Company is currently analyzing the requirements of this EITF and has not yet determined the impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is effective for the Company beginning the first fiscal quarter of fiscal 2010 and the Company will apply SFAS 161 as of that time.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

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

Plan Description

The Company’s stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of May 30, 2008, there were 9,676,392 ordinary shares reserved for issuance under this plan, of which 1,213,752 ordinary shares represents the number of shares available for grant.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the nine months ended May 30, 2008 is based on the historical volatility of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

Nine Months Ended May 30, 2008
Stock options:
Expected term (years)	5.1
Expected volatility	51%
Risk-free interest rate	3.58%
Expected dividends	—

A summary of option activity as of and for the nine months ended May 30, 2008, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2007	6,359	$4.75
Options granted	3,290	7.17
Options exercised	(672)	1.38
Options forfeited	(514)	7.69
Options outstanding at May 30, 2008	8,463	$5.78	8.0	$12,967
Options exercisable at May 30, 2008	3,761	$3.54	6.9	$11,445
Options vested and expected to vest at May 30, 2008	8,032	$5.67	8.0	$12,914

The weighted average fair value of options granted during the nine months ended May 30, 2008 was $3.46 per option. The total intrinsic value of options exercised during the nine months ended May 30, 2008 was $4.2 million. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

A summary of the status of the Company’s non-vested stock options as of May 30, 2008, and changes during the nine months ended May 30, 2008, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested stock options at August 31, 2007	3,794	$4.25
Non-vested stock options granted	3,290	3.46
Vested stock options	(1,868)	2.94
Forfeited stock options	(514)	4.76
Non-vested stock options at May 30, 2008	4,702	$4.45

As of May 30, 2008, there was approximately $20.9 million of total unrecognized compensation cost related to employee and director stock option compensation arrangements, which is expected to be recognized over the weighted average period of 2.9 years. The total fair value of shares vested during the nine months ended May 30, 2008 was approximately $5.5 million.

NOTE 3 — Net Income (Loss) Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine Months Ended May 30, 2008	Nine Months Ended June 1, 2007
Numerator:
Net income (loss)	$(11,003)	$15,366	$12,502	$44,111
Denominator:
Weighted average ordinary shares	61,027	60,015	60,864	59,359
Effect of dilutive securities:
Stock options	—	3,879	2,742	4,366
Total ordinary shares, diluted	61,027	63,894	63,606	63,725
Net income (loss) per ordinary share, basic	$(0.18)	$0.26	$0.21	$0.74
Net income (loss) per ordinary share, diluted	$(0.18)	$0.24	$0.20	$0.69

For the computation of net loss per share for the three months ended May 30, 2008, the Company excluded options totaling 8,260,257 shares from the calculation of the net loss per share as their inclusion would have been anti-dilutive.  The Company excluded 4,376,797 stock options from the computation of diluted net income per ordinary share for the nine months ended May 30, 2008 as their inclusion would have been anti-dilutive. The Company excluded 1,982,748 and 1,960,891 stock options from the computation of diluted net income per ordinary share for the three and nine months ended June 1, 2007, respectively, as their inclusion would have been anti-dilutive.

NOTE 4 — Inventories

Inventories consist of the following as of May 30, 2008 and August 31, 2007 (in thousands):

	May 30, 2008	August 31, 2007
Raw materials	$24,236	$27,477
Work-in process	8,003	4,815
Finished goods	35,789	32,813
	$68,028	$65,105

NOTE 5 — Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine Months Ended May 30, 2008	Nine Months Ended June 1, 2007
Current	$2,747	$2,370	$6,942	$7,317
Deferred	9,644	987	9,669	2,332
Total	$12,391	$3,357	$16,611	$9,649

Worldwide income before provision for income taxes for the three and nine months ended May 30, 2008 and June 1, 2007, consisted of the following components (in thousands):

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine months Ended May 30, 2008	Nine months Ended June 1, 2007
U.S. income	$(9,978)	$2,521	$(16,105)	$7,760
Non-U.S. income	11,366	16,202	45,218	46,000
Total	$1,388	$18,723	$29,113	$53,760

As of September 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109.  The adoption of FIN 48 had no material effect on the financial statements.  The Company recognized a $0.2 million net decrease in the liabilities for unrecognized tax benefits, which was accounted for as an increase to the September 1, 2007 balance of retained earnings.  This adjustment was the cumulative effect of applying an enhanced measurement standard in accounting for uncertainty in income taxes under FIN 48 and was reported as an adjustment to the opening balance of retained earnings in the unaudited Condensed Consolidated Balance Sheet for fiscal 2008.

As of May 30, 2008, the total amount of unrecognized tax benefits, included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet, was $0.3 million, which would impact the effective tax rate if recognized.   The Company records interest and penalties on unrecognized tax benefits as income tax expense.  As of May 30, 2008, the Company expects no significant changes in the total unrecognized tax benefits within the next 12 months.

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

In accordance with SFAS No. 109, Accounting for Income Taxes, the company evaluates its deferred income taxes quarterly to determine if valuation allowance are required.  SFAS No. 109 requires that companies assess whether valuation allowance should be established against their deferred tax assets based on consideration of all available positive and negative evidence using a “more like than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  For the three months ended May 30, 2008, the Company has a cumulative three year loss from U.S. operations.  A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.  The Company considered future U.S. earnings and concluded that sufficient uncertainty exists that it will generate sufficient earnings from its U.S. operations to recover the U.S. deferred tax assets.  Based on all available evidence, the Company concluded that it should increase the valuation allowance by $9.6 million to the level of a full valuation allowance on U.S. deferred tax assets.  The valuation allowance increase of $9.6 million was recorded as additional provision for income taxes for the three months ended May 30, 2008.

NOTE 6 – Indebtedness

As of May 30, 2008, the senior secured credit facility (WF Credit Facility) had available borrowing capacity of $50.0 million, and the Company was in compliance with its covenants as required by the WF Credit Facility agreement.

As of May 30, 2008, the senior secured floating rate notes due on April 2012 (the Notes) had a balance of $81.3 million, and the Company was in compliance with its covenants under the Notes.

NOTE 7 — Financial Instruments

Fair Value of Financial Instruments

  The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and WF Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is based on a dealer quote and approximates their carrying value as of May 30, 2008. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and investments in debt securities with an original maturity on the date of purchase of three months or less.  The Company does not have investments in variable rate demand notes or auction rate securities.

Derivative Instruments

The Company has entered into two interest swap agreements (The Swaps), one of which is expired and one of which is outstanding. The Swaps are for $41.3 million and $40.0 million in notional amounts (Notional Amounts) with expiration dates of April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps essentially replace the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective Expiration Dates. The Swaps were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swap that expired on April 1, 2008 became ineffective as a hedge as defined under the provisions of SFAS No. 133 at the end of the first fiscal quarter. Accordingly, the Company recorded an insignificant change in fair market value of this swap to other expense in its unaudited condensed consolidated statement of operations for the three and nine months ended May 30, 2008. During the period of swap effectiveness, the changes in fair values were reflected in other comprehensive income.

  The total fair value of the outstanding derivative instruments referred to above was a liability of approximately $(0.9) million and an asset of approximately $0.6 million as of May 30, 2008 and August 31, 2007, respectively.

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

 The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Nine Months Ended May 30, 2008
Balance of accrual at August 31, 2007	$589
Warranty claims	(847)
Provision for product warranties	1,066
Balance of accrual at May 30, 2008	$808

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

 Legal Matters

From time to time the Company is involved in disputes and litigation arising in the ordinary course of business.  Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  The Company believes that it has defenses to the cases pending against it, including those set forth below.  The Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the case listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying unaudited condensed consolidated financial statements.  In the Company’s opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

    On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Inv. No. 337-TA-630.  On February 27, 2008, the administrative law judge set trial for September 22, 2008 and ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009.  We believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera admits are licensed under the Asserted Patents.

In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation in an effort to streamline the case.

Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, alleging infringement of the same patents at issue in the ITC action.  The district court action seeks an unspecified amount of damages and injunctive relief.  The district court action has been stayed pending the completion of the ITC action.

NOTE 9 — Segment and Geographic Information

The Company operates in one reportable segment: the design, manufacture, and distribution of electronic subsystem products to the information technology industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance and allocate resources based on consolidated financial information. A summary of the Company’s net sales and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine Months Ended May 30,2008	Nine Months Ended June 1,2007
Geographic net sales:
U.S.A.	$92,504	$115,229	$296,975	$427,174
Other North and Latin America	30,268	39,713	88,947	114,271
Europe	18,785	11,808	49,866	47,224
Asia	26,058	22,496	73,697	87,289
	$167,615	$$189,246	$509,485	$675,958

	May 30, 2008	August 31, 2007
Property and equipment, net:
U.S.A.	$6,613	$6,591
Other North and Latin America	27,975	22,322
Europe	66	24
Asia	4,273	4,651
	$38,927	$33,588

NOTE 10 — Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Major customers are defined as those with net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balances at the end of the fiscal period of 10% or more of our total net accounts receivables.

Net sales from major customers as a % of total net sales are as follows:

	Three Months Ended May 30, 2008	Three Months Ended June 1, 2007	Nine Months Ended May 30, 2008	Nine months Ended June 1, 2007
Customer A	33%	49%	40%	48%
Customer B	12%	11%	12%	13%
Customer C	4%	8%	5%	6%

As of May 30, 2008, approximately 29%, 26% and 23% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 31, 2007, approximately 38%, 32% and 12% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

NOTE 12 — Acquisition of Adtron

On March 3, 2008, a subsidiary of the Company completed its acquisition of privately-held Adtron Corporation ("Adtron"), a leading designer and global supplier of high performance and high capacity solid state flash disk drives.  The Company expects this acquisition to accelerate the development of future solid state drive products. The acquisition was an all-cash transaction of approximately $20.3 million, of which $4.0 million was deposited with an escrow agent pursuant to the terms of the escrow agreement to be paid to Adtron equity holders on June 3, 2009, $14.6 million was paid to acquire Adtron’s common stock and the cancel stock options previously issued by Adtron, and $1.7 million was paid for direct transaction and other acquisition costs.  In addition, Adtron equity holders (as defined in the merger agreement) may potentially receive earn-out payments of up to $15 million based on the achievement in calendar year 2008 financial and operational milestones in calendar year 2008. To the extent that this potential earn-out is earned, the purchase price will be increased and additional goodwill will be recorded.  This acquisition was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  Accordingly, the result of operations of Adtron has been included in the Company’s consolidated financial statements from the date of acquisition.  The financial results of Adtron prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

 The preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Tangible assets	$4,847
Property and equipment	403
Deferred tax assets	482
In-process research and development	4,400
Intangible assets	9,360
Goodwill	6,284
Total assets acquired	25,776
Liabilities assumed	(4,153)
Deferred tax liability	(1,317)
Total consideration	$20,306

The purchase price of $20.3 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair value on the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.  The Company recorded $6.3 million of goodwill in connection with the acquisition and this amount is not expected to be deductible for income tax purposes. Tangible assets were valued at their then approximate current fair values.  The amounts allocated to the identifiable intangible assets were determined with the assistance of a third-party valuation of the business.  The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired intangible assets.  Key assumptions included estimated revenue growth, cost of revenues, operating expenses and taxes.  Discount rates used in the valuation of intangible assets ranged from 19% to 28% and these assets are being amortized over their useful lives estimated to be between two and ten years.

Approximately $4.4 million of the purchase price represents the estimated fair value of two acquired in-process research and development projects that at the time of the acquisition related to new projects that had not been brought to market.  The first project involves the development of a controller product which is expected to significantly increase random input-output operations per second and to be used in high-end server applications for certain industries.  The values assigned to these projects were based on a discounted cash flow analysis based on the excess earnings method.  The second project involves the development of production equipment that will increase throughput in the testing of memory chips.  The company estimates approximately $0.8 million to complete these two projects and completed within a year.  The $4.4 million of in-process research and development was expensed in the current quarter and is a component of Operating Expenses in the Condensed Consolidated Statements of Operation as the technology had not yet reached technological feasibility and had no alternative use.

Other intangible assets at May 30, 2008 are as follows (in thousands):

	Weighted Avg. Life (years)	Value at Date of Acquisition	Accumulated Amortization	Value at May 30, 2008
Amortized intangible assets:
Leasehold interest	3	$260	$20	$240
Product names	9	60	2	58
Customer relationships	10	3,700	93	3,607
Non-compete agreement	2	300	37	263
Technology	7	2,800	100	2,700
		7,120	252	6,868
Unamortized intangible asset:
Company trade name	Indefinite	2,240	-	2,240
Total		$9,360	$252	$9,108

Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:
Remainder of 2008	$252
2009	1,008
2010	933
2011	833
2012	777
Thereafter	3,065
Total	$6,868

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

Executive Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems to OEMs. Our subsystem products include memory modules, embedded computing and TFT-LCD display products that we offer to customers worldwide. We also provide our customers with comprehensive design, manufacturing, testing and inventory management and logistics services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, an increase in overall unit demand by end users for, and an increase in memory content in, products that incorporate our subsystems should have a positive effect on our financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Hewlett-Packard, Cisco Systems, Motorola and Dell. We maintain a strong global footprint with low-cost manufacturing capabilities through our facilities in Malaysia, Brazil and the Caribbean. Our global operations enable us to rapidly respond to our customers’ requirements worldwide.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net Sales

We generate our product revenues from sales of systems and subsystems, including memory modules and flash memory cards, solid state drives, embedded computing boards and TFT-LCD display products, principally to leading computing, networking, communications, printers, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account, for a significant percentage of our net sales in the foreseeable future.

Cost of Sales

The most significant components of cost of sales are materials, fixed manufacturing costs, labor and depreciation. Increases in capital expenditures may increase our future cost of sales due to higher levels of depreciation expense. Cost of sales also includes any inventory write-downs. We may write down inventory for a variety of reasons including obsolescence, excess quantities and declines in market value below our cost.

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Our customers typically do not separately compensate us for design and engineering work involved in developing custom products for them. We expect to continue to increase our research and development expenses in future periods principally for increased engineering efforts related to the development of new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, accounts receivable, inventories, asset impairments, stock-based compensation, income taxes, financial instruments, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ in the future from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Recognition

Our product revenues are derived from the sale of value added subsystems, including memory modules and flash memory cards, solid state drives, embedded computing boards and TFT-LCD display products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, and collection of resulting receivables is reasonably assured. Products are shipped and sold based upon purchase orders from customers. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.

Our service revenue consists of procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services, typically upon shipment of the product. Our service revenue is accounted for on an agency basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for the services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we: are the primary obligor in the arrangement; have inventory risk; have the ability to set the price; have the ability to determine who the suppliers are; can physically change the product; or have credit risk.

 The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Nine Months Ended
	May 30,	June 1,	May 30,	June 1,
	2008	2007	2008	2007
Product net sales (1)	$157,932	$174,947	$477,888	$635,056
Service revenue	9,683	14,299	31,597	40,902
Net sales	167,615	189,246	509,485	675,958
Plus: Cost of sales (2)	207,243	300,668	659,511	876,378
Gross billing to customers	$374,858	$489,914	$1,168,996	$1,552,336
____________
   (1) Prior period amounts revised.  See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Represents cost of sales associated with service revenue accounted for on an agency basis.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor, and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. The portion, if any, of slow moving inventory estimated to be sold beyond one year from the balance sheet date, is classified as non-current inventory and included in non-current assets in our consolidated balance sheets. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.

Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109, in the first quarter of fiscal 2008.  See Note 5 of the notes to the unaudited condensed consolidated financial statements.

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

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 30, 2008 and June 1, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	May 30,	June 1,	May 30,	June 1,
	2008	2007	2008	2007
Net sales	$167.6	$189.2	$509.5	$676.0
Cost of sales	139.8	151.1	414.7	558.5
Gross profit(1)	27.8	38.1	94.8	117.4
Research and development	5.4	4.1	14.7	12.6
Selling, general and administrative	15.4	14.2	44.8	45.2
In-process research and development charge	4.4	—	4.4	—
Total operating expenses(1)	25.2	18.3	63.9	57.8
Income from operations	2.6	19.8	30.9	59.6
Interest expense, net	(1.5)	(1.8)	(3.8)	(6.2)
Other income, net	0.3	0.7	2.1	0.4
Total other expense, net(1)	(1.2)	(1.1)	(1.8)	(5.8)
Income before provision for income taxes(1)	1.4	18.7	29.1	53.8
Provision for income taxes	12.4	3.4	16.6	9.6
Net income (loss)(1)	$(11.0)	$15.4	$12.5	$44.1

 (1) Summations may not compute precisely due to rounding.

Three and Nine Months Ended May 30, 2008 as Compared to the Three and Nine Months Ended June 1, 2007

Net Sales

Net sales for the three months ended May 30, 2008 were $167.6 million, or an 11% decrease from $189.2 million for the three months ended June 1, 2007. This decrease was primarily due to a $32.4 million decrease in our memory products, partially offset by increases of $9.3 million in our embedded products and $1.4 million in our display products.  The overall decline in sales was primarily driven by falling average selling prices year over year and our loss of market share to certain semiconductor manufacturers that offer memory modules.

Net sales for the nine months ended May 30, 2008 were $509.5 million, or a 25% decrease from $676.0 million for the nine months ended June 1, 2007. This decrease was primarily due to a $177.3 million decrease in our memory products, partially offset by increases of $ 6.4 million in our display products and $4.5 million in our embedded products.  The overall decline in sales was primarily driven by falling average selling prices year over year and our loss of market share to certain semiconductor manufacturers that offer memory modules.

 Cost of Sales

Cost of sales for the three months ended May 30, 2008 was $139.8 million, or an 8% decrease from $151.1 million for the three months ended June 1, 2007. Cost of sales as a percent of net sales increased to 83% for the three months ended May 30, 2008, from 80% for the three months ended June 1, 2007. The decrease in cost of sales was principally due to a $23.2 million decline in our memory product cost of sales, partially offset by an increase in net cost of sales of $8.3 million and $1.3 million to our embedded product cost of sales and display product cost of sales, respectively.  In addition, our inventory write downs increased by $1.2 million and our factory overhead and other costs increased by $1.1 million.

Cost of sales for the nine months ended May 30, 2008 was $ 414.7 million, or a 26% decrease from $558.5 million for the nine months ended June 1, 2007. Cost of sales as a percent of net sales decreased to 81% for the nine months ended May 30, 2008, from 83% for the nine months ended June 1, 2007. The decrease in cost of sales was principally due to $155.6 million decline in our memory product cost of sales, partially offset by an increase in net cost of sales of $4.2 million and $5.6 million to our embedded product cost of sales and display product cost of sales, respectively.  In addition, our inventory adjustment decreased by $1.2 million and our factory overhead and other costs increased by $3.2 million.

Gross Profit

Gross profit for the three months ended May 30, 2008 was $27.8 million, or a 27% decrease from $38.1 million for the three months ended June 1, 2007. Gross margin percentage decreased from 20% for the three months ended June 1, 2007 to 17% for the three months ended May 30, 2008. The decrease in gross profit was primarily due to the lower net sales to our customers, while the decrease in gross margin percentage was principally due to lower average selling prices of some products.

Gross profit for the nine months ended May 30, 2008 was $94.8 million, or a 19% decrease from $117.4 million for the nine months ended June 1, 2007. Gross margin percentage increased from 17% for the nine months ended June 1, 2007 to 19% for the nine months ended May 30, 2008. The decrease in gross profit was primarily due to the lower net sales to customers, while the increase in gross margin percentage was principally due to increase in unit volume sales for high density memory modules, partially offset by the impact of lower average selling prices of some products.

Research and Development Expenses and Write-off of Acquired In-process Research and Development

Research and development, or R&D, expenses plus the write-off of acquired in-process research and development for the three months ended May 30, 2008 were $9.8 million compared to $4.1 million for the three months ended June 1, 2007. This increase was primarily due to $4.4 million in-process research and development write-off related to the acquisition of Adtron and an additional $1.1 million R&D expenses for Adtron in the third quarter of fiscal 2008.

R&D expenses plus the write-off of acquired in-process research and development for the nine months ended May 30, 2008 were $19.1 million compared to $12.6 million for the nine months ended June 1, 2007. This $6.5 million increase was primarily due to $4.4 million in-process research and development write-off related to the acquisition of Adtron, an additional $1.1 million R&D expenses for Adtron in the third quarter of fiscal 2008, and $0.4 million in incremental stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended May 30, 2008 were $15.4 million, or an 8% increase from $14.2 million for the three months ended June 1, 2007. Sales and marketing expenses increased $0.5 million primarily due to the addition of Adtron sales and marketing expense of $1.0 million partially offset by a reduction in bonus expense of $0.5 million. General and administrative, or G&A, expenses  increased $0.7 million primarily due to the addition of Adtron G&A expenses of $0.4 million, the effect of other G&A headcount increases and annual pay raises of $0.3 million, an increase of $0.6 million in recruitment and legal expenses and $0.4 million in incremental stock-based compensation expense, offset by $0.9 million decrease in bonus expenses.

SG&A expenses for the nine months ended May 30, 2008 were $44.8 million, or a 1% decrease from $45.2 million for the nine months ended June 1, 2007. Sales and marketing expenses decreased $1.1 million primarily due to a decrease in sales volume and corresponding decrease of commission expense of $0.7 million, a decrease of $0.7 million in bonus expense, a decrease of $0.3 million in travel related expenses, and a decrease of $0.2 million in accounting and other support costs, partially offset by the addition of Adtron sales and marketing expense of $1.0 million. G&A expense increased by $0.7 million primarily due to a $1.4 million increase in stock-based compensation expense, a $0.9 million increase in personnel related costs, a $0.5 million increase of property taxes, partially offset by a reduction of $0.5 million in bank fees, a reduction of $0.3 million in SOX related expenses, a reduction of $0.3 million in travel and related expenses, a reduction of $0.3 million in depreciation expenses, and a $0.8 million in fees incurred in the prior year related to our secondary share offering.

Interest Expense, Net

Net interest expense for the three months ended May 30, 2008 was $1.5 million, compared to $1.8 million for the three months ended June 1, 2007. This decrease in interest expense was primarily related to reduced borrowings under our senior secured credit facility and decreased in interest rate on our long-term debt.

Net interest expense for the nine months ended May 30, 2008 was $3.8 million, compared to $6.2 million for the nine months ended June 1, 2007. This decrease was principally due to a $1.5 million increase in interest income as a result of increased cash balances and a decrease in interest expense of $0.8 million primarily related to reduced borrowings under our senior secured credit facility and decrease in interest rate on our long-term debt.

        Other Income, Net

Net other income for the three months ended May 30, 2008 was $0.3 million compared to $0.7 million for the three months ended June 1, 2007. The $0.4 million decrease in other income was primarily due to decrease in foreign currency transaction losses.

Net other income for the nine months ended May 30, 2008 was $2.1 million compared to $0.4 million for the nine months ended June 1, 2007. The increase of $1.7 million was mainly driven by foreign currency transaction gains.

        Provision for Income Taxes

The effective tax rates for the three months ended May 30, 2008 and June 1, 2007 were approximately 893% and 18% respectively.  The effective tax rates for the nine months ended May 30, 2008 and June 1, 2007 were approximately 57% and 18% respectively.  The effective tax rate differs from the 35% U.S. statutory tax rate principally due to the tax expense from an increase in the valuation allowance on U.S. deferred tax assets recorded in the three months ended May 30, 2008, and the in-process research and development charge from the acquisition of Adtron recorded in the three months ended May 30, 2008, that is on a gross basis without any related tax benefit.  These special items increasing the effective tax rate were partially offset by a decline in the effective tax rate from profits being generated in non-U.S. lower tax rate jurisdictions.  The increase in our effective tax rate was principally due to these items as described above for the three and nine months ended May 30, 2008, when compared to the three and nine months ended June 1, 2007.

Excluding the tax impact of the $9.6 million increase in the valuation allowance on U.S. deferred tax assets and the $4.4 million in-process research and development charge, the effective tax rates for the three months and nine months ended May 30, 2008 were approximately 48% and 21% respectively, up from 19% and 18% for the three and nine months ended June 1, 2007.  This increase was principally due to a U.S. pre-tax loss for which we did not record a deferred tax benefit for the three months and the nine months ended May 30, 2008.  For the three months ended May 30, 2008, we recorded non-U.S. pre-tax income of $11.4 million and a U.S. pre-tax loss of $10.0 million, and for the nine months ended May 30, 2008, we recorded non-U.S. pre tax income of $45.2 million and a U.S. pre-tax loss of $16.1 million.

As discussed in Note 5, the U.S. pre-tax loss for the three months ended May 30, 2008 resulted in a cumulative three year loss from U.S. operations.  A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on all available evidence, the Company concluded that it is not more likely than not that its U.S. operations will generate sufficient earnings to recover the deferred tax assets.  As a result, the Company recorded during the three months ended May 30, 2008 a $9.6 million increase in tax expense to record a full valuation allowance on net U.S. deferred tax assets.

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

Debt Service

As of May 30, 2008, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with $50.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries (subject to limited exceptions), except for Estecom, ConXtra, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants at May 30, 2008.

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

From time to time we may explore additional financing methods and other means to lower our cost of capital, which could include additional share issuance or debt financing and the application of the proceeds there from to repay bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional funding will be available to us on acceptable terms.

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, the sale of preferred shares to and advances from our former principal shareholder, Modular, L.L.C, and our initial public offering. As of May 30, 2008, our cash and cash equivalents were $117.3 million.

Cash Flows from Operating Activities. Net cash provided by operating activities was $4.0 million for the nine months ended May 30, 2008, compared to net cash provided by operating activities of $36.2 million for the nine months ended June 1, 2007. The change was principally the result of a decrease in net income of $31.6 million, together with decreases in the changes in operating assets and liabilities of $9.7 million, offset by an increase of $4.4 million write-off of acquired in-process technology and increases in adjustment for non-cash charges of $4.7 million mainly associated with stock-based compensation and depreciation and amortization.

Cash Flows from Investing Activities. Net cash used in investing activities was $31.4 million for the nine months ended May 30, 2008, compared to net cash used in investing activities of $10.3 million for the nine months ended June 1, 2007. The change was primarily due to the cash used to acquire Adtron of $20.3 million during the quarter and a decreased level of capital expenditures of $1.1million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $12 thousand for the nine months ended May 30, 2008, compared to $2.2 million in net cash provided by financing activities for the nine months ended June 1, 2007. The change was mainly related to $0.9 million of principal payment on line of credit related to the Adtron acquisition, $0.7 million decrease in excess tax benefit from stock-based compensation and $0.6 million decrease in proceeds from option exercises during the nine months ended May 30, 2008, when compared to the nine months ended June 1, 2007.

Contractual Obligations

Our contractual obligations as of August 31, 2007 are set forth below:

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Total debt - principal	$—	$—	$81.3	$—	$81.3
Interest expense cash obligations in connection with long-term debt and related interest rate swaps	8.9	17.9	14.2	—	41.0
Operating leases	2.2	2.5	1.5	0.1	6.3
Total contractual cash obligations	$11.1	$20.4	$97.0	$0.1	$128.6

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

Recent Accounting Pronouncements

See Note 1 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our financial statements.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our WF Credit Facility provides for borrowings of up to $50.0 million that will also bear interest at variable rates. Assuming the WF Credit Facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of $1.3 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively. One interest rate swap expired on April 1, 2008 and the other one remains outstanding through April 28, 2010. However, we cannot assure you that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer and our Interim Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control Over Financial Reporting. Other than as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Internal Control Significant Deficiency and Remediation Steps

During the third quarter of fiscal 2008, management determined that a significant deficiency existed in our process relating to the accounting for purchases of raw materials from certain suppliers at our Puerto Rico subsidiary, which caused cost of sales and accounts payable to be overstated in certain prior periods.  The Company’s processes of accounting for cost of sales and accounts payable rely upon certain internal controls including reviews and analyses performed during the monthly financial closing process.  These procedures were primary internal controls for mitigating the financial reporting risks related to the accounting for cost of sales and accounts payable.  While performing these procedures during the third quarter of fiscal 2008, management identified these accounting errors.  Although we have determined that these errors were immaterial to the financial statements for the periods in which they occurred, we subsequently evaluated and corrected the errors in the affected periods in accordance with SAB 108.  See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

To improve our internal controls relating to our accounting for cost of sales and accounts payable, our procedures have been modified to incorporate a more thorough review and analysis of certain supplier invoices. We believe that these additional steps will enhance our internal control procedures and effectively remediate the deficiency in our internal control processes related to the accounting for cost of sales and accounts payable.

Internal Audit Reviews

During the third quarter of fiscal 2008, the Company's internal audit department began ongoing site audit reviews at the Company's various locations to test and, where appropriate, to improve worldwide internal controls over financial reporting.  Such site reviews are expected to continue in future periods on a rotational basis.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal matters.

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

As part of our business and growth strategy, we have acquired and expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in fiscal 2005, we acquired Estecom, a producer of TFT-LCD display products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in March 2008 we acquired Adtron Corporation, a designer and supplier of solid state flash disk drives. Any such past or future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:

•	problems integrating the purchased operations, technologies or products;

•	costs, one-time write-offs of goodwill or other intangible assets, restructuring and other unanticipated costs or expenses associated with the acquisition or investment;

•	negative effects on profitability resulting from the acquisition or investment;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience, including those markets that may be subject to complex government regulations;

•	loss of key employees of the acquired business; and

•	litigation arising from the acquired company’s operations.

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

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages or settlement amounts, which could have a material adverse effect on our financial condition and results of operations. Our insurance does not cover intellectual property infringement.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our chief executive officer and president.  Jack A. Pacheco, our chief financial officer and senior vice president, resigned and left our company in April 2008. We are actively seeking a replacement for Mr. Pacheco and until such time as we secure a replacement, we do not have a chief financial officer, although in May 2008, we retained a chief financial officer on an interim basis.  Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, such as Mr. Pacheco as our chief financial officer, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

 Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ MICHAEL GENNARO
	Name:	Michael Gennaro
	Title:	Interim Chief Financial Officer

Date: July 8, 2008

 EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
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

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 8, 2008
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Michael Gennaro, certify that:

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

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
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

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 8, 2008

By:	/s/ MICHAEL GENNARO
	Name:	Michael Gennaro
	Title:	Interim Chief Financial Officer

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

Iain MacKenzie, the Chief Executive Officer and Michael Gennaro, the Interim Chief Financial Officer of SMART Modular Technologies (WWH), Inc., each certifies that, to the best of his knowledge:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SMART Modular Technologies (WWH), Inc.

Date: July 8, 2008

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ MICHAEL GENNARO
	Name:	Michael Gennaro
	Title:	Interim Chief Financial Officer