Form 10-K
period 2008-08-29
SMART Modular Technologies (WWH), Inc.
filed 2008-11-12
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2008

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K-A. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act. (Check one).

    Large accelerated filer ☐                         Accelerated filer ☒                       Non-accelerated filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s ordinary stock held by non-affiliates of the registrant at February 29, 2008, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $105,462,801. The number of shares of the registrant’s ordinary shares, $0.00016667 par value, outstanding on October 27, 2008, was 61,592,212.

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders to be held on or about January 28, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”).

SMART MODULAR TECHNOLOGIES (WWH), INC.
FOR THE FISCAL YEAR ENDED AUGUST 29, 2008

This Annual Report is for the fiscal year ended August 29, 2008.  This Annual Report modifies and supersedes documents filed prior to this Annual Report. The United States  Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this report, “SMART,” the “Company,” “we,” “us” or “our” refer to SMART Modular Technologies (WWH), Inc. and its subsidiaries, except where the context makes clear that the reference is only to SMART Modular Technologies (WWH), Inc. itself and is not inclusive of its subsidiaries.

PART I

Item 1.	Business
FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report may turn out to be incorrect, possibly to a material degree, due to a loss of, or a reduction in sales to any of our key customers, our dependence on certain components in our products which we obtain from a limited number of suppliers, the impact of any acquisitions we may make, changes in political, social and economic conditions and local regulations, particularly outside of the U.S., and our ability to satisfy our debt service obligations and comply with the covenants contained in the agreements related thereto, among many others. Such statements can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules, embedded computing, Solid State Drives (“SSD”) and Thin Film Transistor – Liquid Crystal Display (“TFT-LCD”) products that we offer to customers worldwide. We also offer our customers custom supply chain services including procurement, logistics, inventory management and temporary warehousing, kitting and/or packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, increases in overall unit demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations, conversely, decreases in product unit demand and memory content can have a negative effect on our business, financial condition and results of operations.  We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the U.S., Malaysia, Brazil and Puerto Rico. Our global operations enable us to control costs and rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc., (“SMART Modular”) and SMART Modular became a publicly traded company in 1995.  Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999, where it operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG Capital, L.P., or TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron (the “Acquisition”), and we began to operate as an independent company under the name, SMART Modular Technologies (WWH), Inc. (“SMART” or the “Company”) under the laws of the Cayman Islands.

 Since the Acquisition, we repositioned portions of our business by focusing on the delivery of certain higher value added products, diversifying our end markets and extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses.  For example, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier for high performance and high capacity SSDs.  Also, in fiscal 2006 we completed our manufacturing facility in Atibaia, Brazil into which we import finished wafers and package them into memory integrated circuits and into memory modules.

Our Products and Services

In fiscal 2008, we categorize our products and services into the following two business segments: the design, manufacture, and distribution of memory modules, embedded computing subsystems, and TFT-LCD products (“Memory, Embedded, & Display Segment”) and the design, manufacture, and distribution of industrial data storage products such as high capacity SSDs (“Adtron Segment”).  In our prior fiscal years we operated under one segment.  From the acquisition of Adtron on March 3, 2008 through December 31, 2008 (the Adtron acquisition earn-out period for certain former Adtron employees), SMART’s CEO and chief operating decision maker will separately evaluate Adtron’s performance and the allocation of resources to Adtron.

Memory, Embedded, & Display Segment

Memory Products

DRAM Modules. We offer a comprehensive lineup of Dynamic Random Access Memory (DRAM) memory modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out (FP/EDO) and Synchronous DRAM (“SDRAM”) to double-data-rate (“DDR”) SDRAM and leading-edge high performance DDR3 SDRAM devices. These modules encompass a broad range of form factors and functions including the older single in-line memory modules (SIMMs) and more current dual in-line memory modules (DIMMs), fully-buffered DIMMS (FB DIMMS), small outline dual in-line memory modules (SO-DIMMs), and very low profile (VLP) DIMMs and mini-DIMMs for space-constrained blade servers, or 1.75 inch thin computing servers and networking applications. These memory modules come in configurations of up to 244 pins and densities of up to 8GB. We utilize advanced device and module-level packaging/stacking technologies to achieve cost-effective high-density solutions.  We also develop custom memory module designs based on specific OEM requirements. We deploy extensive software based electrical and thermal simulations in the design of DDR, DDR2, and DDR3 DIMMs and test those designs on high-end functional testers utilizing comprehensive test suites.   These products meet the quality requirements of enterprise class systems pursuant to stringent specifications of various high speed applications.

Flash Memory Cards and Modules. We design and manufacture flash memory products in a variety of form factors and capacities. Our wide range of flash memory products come in CompactFlash, PC Card, Key Drives, Embedded USB (EUSB), SATA Drives (Serial ATA), Mini IDE Drives, and module form factors that utilize ATA, Linear, IDE, and USB technologies for data and code storage applications. We also build a wide variety of custom flash products such as Embedded Firewire SSDs. Our flash modules are predominantly used in telecom equipment, printers, embedded controller applications, servers, switches and routers. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers.

SRAM. We provide SRAM based SIMMs, DIMMs and SO-DIMMs for industrial and other applications. Our SRAM modules are used in communication systems, point of sale terminals, electronic verification equipment, industrial instrumentation, medical instruments, disk drives, servers, graphics, and workstations. We manufacture and market SRAM modules in a variety of form factors and capacities.

eFlashTools and FlashTools. We have engineered our software development tools, eFlashTools and FlashTools, to offer a user-friendly environment in which to update or program linear flash cards in the field or in-house. These programs allow users to upgrade their cards from a local desktop with a program sent from the manufacturer (FlashTools) or downloaded (eFlashTools) from a web site. These tools offer significant time savings over legacy support techniques. Our current implementations of these software solutions provide our OEM customers with freedom and flexibility while maintaining the protection of our customers’ intellectual property. Users can license FlashTools and receive data for programming directly from the OEM. This flexible solution allows the OEM to control its intellectual property. In other cases, users can license eFlashTools from our e-commerce enabled web site.

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

We have developed the XceedPC family, a product line of embedded, long life systems that are PC compatible and use either Linux or Microsoft Windows XP operating systems. This product family is focused on kiosk, point of service, point of sale and digital signage applications enabling more efficient, self-initiated, self-service transactions and queries.

TFT-LCD Products

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

We support display products worldwide from the U.S., Korea and Malaysia, allowing us to quickly and cost-effectively deliver TFT-LCD touch screen solutions to customers worldwide. In addition to providing engineering and manufacturing expertise, we also provide an extensive logistics and global supply organization to support this product line.

Adtron Segment

Solid State Drives.  We provide a comprehensive product line of SSDs to multiple markets including defense, aerospace, industrial automation, medical, transportation and enterprise. The Xceed family of products are true industrial grade storage products which bring the performance, reliability and ruggedness of solid state technology to our customers through easy-to-integrate, industry-standard interfaces. Our SSD products, ranging in capacity from 4GB to 160GB, are targeted at application segments with specific added value that differentiates them from their competition:

•	XceedLite – low power requirement appropriate for mobile applications

•	XceedUltra and XceedUltraX – high sequential performance appropriate for streaming data applications found in medical, transportation, industrial automation, aerospace and enterprise applications

•	XceedSecure – unique data security technology appropriate for defense and aerospace applications

•	XceedSCSI – appropriate for interfacing with certain discontinued hard disk drive products targeted at the legacy Small Computer System Interface (SCSI) market

Product-Related Logistics and Services

Our logistics and services offerings are tailored to meet the specific needs of our customers. As a complement to our product sales, we offer customers custom supply chain services including procurement, logistics, inventory management and temporary warehousing, kitting and/or packaging services. Our global footprint allows us to provide these services to our customers in many regions of the world. For example, we supply upgrade memory modules to over 600 end users worldwide for one of our OEM customers. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across our manufacturing and logistics hubs worldwide to help our customers minimize inventory levels while maintaining reliable delivery and availability of supply. For example, we manage the supply chain of most of the memory semiconductors and modules around the world for a leading networking OEM. In 2008, 2007 and 2006, our logistics and service offerings from our Memory, Embedded, & Display Segment accounted for approximately 6.2%, 6.1% and 6.2% of total SMART net sales, respectively.

Design, Manufacturing and Test

Design

By working closely with our customers we are able to deliver technically advanced products designed to meet their specific needs. We have design centers in Fremont (California), Gunpo (South Korea), Irvine (California), Phoenix (Arizona), and Tewksbury (Massachusetts). Our engineers focus on applications development, component selection, schematic design, layout, firmware and software driver development. The layouts for memory modules and advanced flash storage solutions are complex due to their high component and trace densities and the complexities increase as the speed of memory semiconductors increases. Our advanced engineering and design capabilities allow us to address our customers’ increasingly complex needs. We work closely with our customers and suppliers to design competitive solutions to satisfy our customers’ memory requirements, shorten their time-to-market and enhance the performance of our customers’ applications.

Manufacturing

We believe that the efficiency of our manufacturing operations has benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. We offer localized, cost-efficient ISO 9001 certified manufacturing services from consignment to turnkey manufacturing, all backed by test services using advanced testing equipment. Our manufacturing facilities are located in Fremont (California), Penang (Malaysia), Atibaia (Brazil), and Aguada (Puerto Rico). Over 20 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of a new product which is key to helping our customers achieve rapid time-to-market for their new product introductions. Our manufacturing processes rely on a high level of automation and involve the use of fine pitch surface mount equipment. Our surface mount manufacturing lines for memory modules have been optimized to support the placement and configuration of a high number of semiconductors on each board. As a result of our design efficiencies, high level of automation and general manufacturing expertise, we believe we consistently achieve high manufacturing yields and reduced direct labor costs, and offer our customers quick turnaround of both small and large production orders.

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

Suppliers

To address the needs of our customers, we have developed and maintain relationships with leading semiconductor suppliers located in Asia, Europe, and the Americas. Our semiconductor suppliers include many of the world’s largest semiconductor memory suppliers, such as Hynix, Micron, Qimonda, and Samsung. We frequently work jointly with them in bidding for customers’ design-in opportunities. We work closely with our primary suppliers to better ensure that materials are available and delivered on time at competitive prices. Our long-standing relationships with leading semiconductor suppliers put us in a favorable position to procure sufficient quantities of materials during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to cost-effectively move materials from one site to another and often employ what might otherwise be excess inventory among other products and OEM customers.

Customers

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. Overall, we served more than 500 customers in 2008. For 2008, 2007 and 2006, our ten largest OEM customers accounted for 71%, 77% and 78% of net sales, respectively.  In 2008, 2007 and 2006, Hewlett-Packard accounted for 39%, 47% and 44% of our net sales, respectively, and Cisco Systems accounted for 12%, 13% and 14% of our net sales, respectively.   During these periods, no other customers in either segment accounted for more than 10% of our total net sales. We have long-standing relationships with Cisco Systems and Hewlett-Packard, which are the major customers of our Memory, Embedded & Display Segment. These relationships span more than 10 years, are multi-dimensional and exist within individual business units and engineering organizations at these customers.

Sales, Support and Marketing

We primarily sell our products directly to major OEMs. Our sales organization also utilizes a network of independent sales representatives located throughout North America, Europe and Asia. Our direct sales and marketing efforts are conducted in an integrated process incorporating these independent sales representatives, together with our own customer service representatives and our senior executives. Larger OEM customers are supported by dedicated sales and support teams. Our advanced memory solutions group provides on-site field application engineering support to our customers. Our field application engineers work closely with our OEM customers in the product design process. We have sales offices in North America, Latin America, Europe and Asia. At the end of fiscal year 2008, we employed 102 sales and marketing personnel worldwide.

In addition, through our channel sales organization, we sell to value added resellers (“VARs”), value added dealers (“VADs”), distributors and smaller OEMs. Our channel sales organization utilizes a limited number of independent sales representatives. We also utilize an on-line memory configuration application which allows quick and easy access to detailed memory upgrade information and helps meet the special needs of system builders, solution integrators, VARs and end-users.

We provide our customers with comprehensive customer service and technical support. We have service and support personnel across North America as well as in Latin America, Europe and Asia. We have also developed a number of on-line tools, some customized for single customers, to assist our customers.

Our marketing activities include active memberships in industry organizations such as Joint Electron Device Engineering Council (“JEDEC”), Personal Computer Memory Card International Association (“PCMCIA”), USB Implementers Forum, SD Card Association and CompactFlash Association. We advertise in technical journals, publish articles in leading industry periodicals and utilize direct mail solicitation. We also participate in many industry trade shows worldwide.

Research and Development

The timely development of new products is essential to maintaining our competitive position. Our research and development activities are focused primarily on new high-speed memory modules and cards, SSDs, embedded flash memory subassemblies, TFT-LCD analog to digital controller boards and open frame display solutions, products for embedded computing platforms, ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software. We plan to continue to devote research and development efforts to the design of new products which address the requirements of our customers, especially to our SSD products as we meet the needs of this nascent and emerging end market.

Our engineering staff continually explores practical applications of new technologies, works closely with our OEM customers and provides services throughout the product life cycle, including architecture definition, component selection, schematic design, layout, and manufacturing and test engineering. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards or provide custom solutions to meet a customer’s unique requirements. An important aspect of our research and development effort is the understanding of the challenges presented by our customers’ requirements and addressing them by utilizing our industry knowledge, proprietary technologies and technical expertise.

Intellectual Property

We have ten issued patents which expire between October 2014 and March 2025 and 24 patent applications pending in the U.S. We expect to file new patent applications where appropriate to protect our proprietary technologies.  We believe however that our continued success depends primarily on factors such as the know-how, technological skills and innovation of our personnel rather than on patent protection.

Backlog

Sales of our products are generally made pursuant to customer purchase orders. We include in backlog only those customer orders for which we have accepted purchase orders and to which we expect to ship within the next twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with only limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future net sales.

Competition

We conduct business in industries characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. Certain of our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures, and longer-standing relationships with customers and suppliers than we do.

In the memory module industry we compete against semiconductor suppliers that maintain captive memory module and card production capabilities, including Hynix, Micron, Qimonda, Samsung, and SanDisk. Our primary competitors in the memory module and card industry include NetList, STEC and Viking InterWorks, a Sanmina-SCI company, Unigen, and Wintec. Our primary competitors in the embedded computing market are Artesyn, an Emerson company, Kontron and Radisys, and in the TFT-LCD market are ELO Technologies, Kortek and Tobis.

The rapid growth projections for the SSD market have attracted numerous competitors, both large and small, from around the world.  Entrants generally target specific segments within the potential SSD market. Large SSD manufacturers such as Intel, Samsung and SanDisk have targeted the client/consumer laptop market, while smaller vendors such as Apacer, PQI, and Transcend have selected smaller niches.  Intel has also targeted the high-end commercial (enterprise OTLP) market.  Our primary competitors in the industrial (defense, aerospace, medical, transportation, industrial automation) and commercial (enterprise server) markets are BiTMICRO, Mtron, and STEC.

We face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, certain of our competitors, such as Hynix, Micron, Qimonda and Samsung, are also our significant suppliers, many of whom have the ability to manufacture competitive products at lower costs than we can as a result of their higher levels of product integration.  We also expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets.

To remain competitive we must continue to provide technologically advanced products and manufacturing services, maintain high quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition resulting in lower net sales and gross margins.

Employees

At the end of fiscal year 2008, we employed 1,466 permanent employees of whom 1,054 were in manufacturing (including test, quality assurance and materials work), 142 were in research and development, 102 were in sales and marketing, and 168 were in finance, IT and administration. At that date we also employed an additional 64 temporary employees almost all of which were in manufacturing.  Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.

Environmental Matters

Our operations and properties are subject to a variety of U.S. and international environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, and remediation of releases of hazardous materials. We cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and cause additional material liabilities which could have a material adverse effect on our business, financial condition, and results of operations.

Available Information

We maintain a website at www.smartm.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. You may inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms.  The SEC also maintains an Internet website at www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Business

We are subject to the cyclical nature of the markets in which we compete and the current and future downturn is adversely affecting and could continue to adversely affect our business.

The markets in which we compete can be highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both manufacturers’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of selling prices.  Recently we have seen unit demand reduction in the U.S. followed by a more global demand reduction.  Unit demand may continue to decrease and further adversely affect our operating results.  There can be no assurance as to when the U.S. or global economy may improve and accordingly when demand for our products may increase.

   Our historical operating results have been subject to substantial fluctuations and we may experience substantial period-to-period fluctuations in future operating results.  The current and future downturns in our markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the OEM customer has accumulated excess inventories of products purchased from us. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products. As a result, our results of operations for the fourth quarter and year ended August 29, 2008 may not be indicative of our future results.

We have experienced quarterly losses in the past and may experience losses in the future.

We have experienced some quarterly losses in the past. As we continue to expend substantial funds for engineering, research and development projects, enhance sales and marketing efforts and to otherwise operate our business, there can be no assurance that we will be profitable on a quarterly basis in the future.

Declines in memory component prices and our average selling prices may result in declines in our net sales and gross profit.

Our average selling prices may decline due to several factors. Over the last few years, overcapacity in the memory component and NAND flash markets has resulted in significant declines in component prices which negatively has impacted our average selling prices and net sales. During periods of overcapacity, our net sales may decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase unit sales, reduce costs and develop new products to offset the impact of further declines in average selling prices may not be successful. Declines in semiconductor prices could also affect our gross profit and the valuation of our inventory which could harm our financial results. Declines in average selling prices might enable OEMs to pre-install higher capacity based memory into new systems at existing price points thereby reducing the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

The continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers has led to a significant increase in the worldwide supply of DRAM and flash components. Increases in the worldwide supply of memory components have also resulted from manufacturing capacity expansions. If not accompanied by increases in demand, these supply increases would likely lead to further declines in the average selling prices of our products and have a material adverse effect on our business, financial condition and results of operations.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program would materially harm our business.

   Because of our dependence on a limited number of key customers, the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our financial results. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However there can be no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels. We have no firm long-term volume commitments from any of our major customers and we generally only enter into individual purchase orders with our customers (in certain cases under master agreements that govern the terms and conditions of the relationship). We have experienced cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no notice or penalties. The replacement of such purchase orders with new orders cannot be assured.

    Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. For 2008, 2007 and 2006, our ten largest OEM customers accounted for 71%, 77% and 78% of net sales, respectively. In 2008, 2007 and 2006, Hewlett-Packard accounted for 39%, 47% and 44% of our net sales, respectively, and Cisco Systems accounted for 12%, 13% and 14% of our net sales, respectively. Hewlett-Packard and Cisco Systems are our major customers of our Memory, Embedded, & Display Segment. During these periods, no other customers in either segment accounted for more than 10% of our total net sales.

Our customers are primarily in the computing, networking, communications, printer, storage and industrial markets, and the current and future fluctuations in demand in these markets are and may continue to adversely affect sales of our products.

Sales of our products are dependent upon demand in the markets served by our customers. We may experience substantial period-to-period fluctuations in future operating results due to factors affecting these markets. From time to time, each of these markets has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A continual decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. As previously mentioned, we have recently seen a general unit demand reduction for our products in the U.S. followed by a more global demand reduction.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally calibrate production to meet customer demand.

We make significant decisions, including determining the levels of business that we will accept, production scheduling, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production which can challenge our resources and can reduce profit margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Downturns in the markets in which our customers compete can, and have, caused our customers to significantly reduce the amount of products ordered from us or to cancel existing orders leading to lower-utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our gross margins, operating income and cash flow. During an industry downturn, there is also a higher risk that some of our trade receivables would be uncollectible.

Order cancellations or reductions, product returns, selling price decreases and product obsolescence could result in substantial inventory write-downs.

To the extent we manufacture products or make purchases in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. We have had in the past and expect to continue to have certain levels of inventory write-downs due to obsolescence, excess quantities and declines in market value below our costs.

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

The markets for our products are characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards, or a delay as short as a few months in bringing a new product to market could significantly reduce our net sales which would have a material adverse effect on our business, financial condition and results of operations.

We have experienced, and may experience in the future, delays in the development and introduction of new products. These delays could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share or permit a customer to cancel time-sensitive orders without penalty. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Lack of market acceptance for our new products would jeopardize our ability to recoup research and development expenditures, hurt our reputation and impact our business, financial condition and results of operations. Accordingly, there can be no assurance that our future product development efforts will result in future profitability or product market acceptance.

Our dependence on a small number of sole or limited source suppliers subjects us to certain risks and our results of operations would be adversely affected if we are unable to obtain adequate supplies in a timely manner.

We are dependent upon a small number of certain sole or limited source suppliers for the materials, including critical components we use in manufacturing our products. Our major suppliers include Hynix, Intel, Oki Semiconductor, Qimonda, and Samsung. The markets in which we operate have experienced, and may experience in the future, shortages in semiconductors. In the past and currently, this situation has caused some vendors to place their customers, including us, on component allocation. Our suppliers are not required to supply us with any minimum quantities and there can be no assurance that we will receive adequate quantities of components on a timely basis in the future. As a result, we may not be able to obtain the components that we need to fill customer orders. The inability to fill these orders could cause delays, disruptions or reductions in product shipments or require product redesigns which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, financial condition and results of operations. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term contracts with suppliers.

Drive to product standardization.

 In a drive to reduce costs and assure supply of their memory module demand, an increasing percentage of our OEM customers may endeavor to design JEDEC standard DRAM modules into some products.  Although SMART also manufactures JEDEC modules, this trend could reduce the demand for our higher priced customized memory solutions which in turn would have a negative impact on our financial results.   In addition, customers deploying custom memory solutions today may in the future choose to adopt a JEDEC standard, and the adoption of a JEDEC standard module instead of a previously custom module might allow new competitors to participate in a share of our customers’ memory module business that previously belonged to us.

The flash memory market is constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, have already transitioned to certain flash memory formats, such as the Memory Stick, Commercial Grade SD, Micro SD and xD Picture Card formats which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEM customers of ours may choose to adopt these formats. If we decide to manufacture flash memory products utilizing these formats, we will be required to secure licenses to give us the right to manufacture such products and/or licensed subcontract assembly facilities to produce these products, which may not be available at reasonable rates or at all. If we are unable to supply certain flash memory products at competitive prices or at all, our net sales could be adversely impacted and our customers might cancel orders or seek other suppliers to replace us.

Our growth strategy includes expanding our presence in the embedded computing and TFT-LCD markets, both of which are highly competitive.

The embedded computing and TFT-LCD markets are highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their embedded computing and TFT-LCD business based on the profitability of their other businesses. We expect a continued high competition rate in these markets due to the possibility of existing competitors introducing new products and process technologies, new competitors entering the market, industry-wide production capacity increases and competitors aggressively pricing products. Our growth strategy includes an ongoing expansion of our presence in these markets and there can be no assurance that we will be successful in doing so.

Our growth initiatives require significant capital investments and we cannot be assured that we will realize a positive return on these investments.

Our ongoing business initiatives require capital investment. For example, in March 2006 we completed setting up a 49,000 square foot leased manufacturing facility in Atibaia, Brazil at a total cost of approximately $14 million, and during fiscal 2007 we set up an additional 23,000 square feet in that location.  During fiscal 2008 we made capital expenditures to expand our production, test and packaging capacity in that facility and we plan on additional capital investment in the foreseeable future in Atibaia, Brazil and elsewhere. There can be no assurance that expected returns on these investments will be achieved.

Industry consolidation could adversely affect our business by reducing the number of potential significant customers and increasing our reliance on our existing key customers.

Some participants in the industries which we serve  have recently merged and this trend may continue. Industry consolidation will likely decrease the number of potential significant customers for our products and services. Fewer significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. Consolidation in some of our customers’ industries may result in the loss of customers. The loss of, or a reduced role with, key customers due to industry consolidation could negatively impact our financial results.

We may make acquisitions which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations may be adversely affected.

As part of our business and growth strategy, we may acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in March 2008 we acquired Adtron Corporation, a designer and supplier of SSDs. Any such future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs or expenses associated with an acquisition or investment including one-time write-offs of goodwill or other intangibles assets;

•	negative effects on profitability resulting from an acquisition or investment;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience and government markets with complex regulations;

•	loss of key employees of the acquired business; and

•	litigation arising from an acquired company’s operations.

Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

We conduct business in markets characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. Certain of our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures, and longer-standing relationships with customers and suppliers than we do and larger customer. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular product standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price than we can.

We compete against semiconductor suppliers that maintain captive memory module and card production capabilities, including Hynix, Micron, Qimonda, Samsung and SanDisk. Our primary competitors in the memory module and card industry include NetList, STEC, Viking InterWorks, a Sanmina-SCI company, Unigen and Wintec. Our primary competitors in the embedded computing market are Artesyn, an Emerson company, Kontron and Radisys and in the TFT-LCD market are ELO Technologies, Kortek and Tobis.

The rapid growth projections for the SSD market have attracted numerous competitors, both large and small, from around the world.  Entrants often target specific segments within the SSD market.  Large SSD manufacturers such as Intel, Samsung and SanDisk have targeted the client/consumer laptop market, while smaller vendors such as Apacer, PQI, and Transcend have selected smaller market segments.  Intel has also targeted the high-end commercial (enterprise OTLP) market.  Our primary competitors in the industrial (defense, aerospace, medical, transportation, industrial automation) and commercial (enterprise server) markets are BiTMICRO, Mtron, and STEC.

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

We expect that our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our technology or products obsolete or uncompetitive.  To remain competitive, we must continue to provide technologically advanced products and manufacturing services, maintain high quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition resulting in lower net sales and gross margins.

Our success is dependent on achieving design wins into commercially successful OEM systems and the failure to achieve design wins or of OEM customers to incorporate our products in their systems could adversely affect our operating results and prospects.

Our products are often incorporated into our OEM customers’ systems at the design stage. As a result, we rely on OEMs to select our product designs, which we refer to as design wins. We often incur significant expenditures in the development of a new product without any assurance that an OEM will select our product for design into its system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system, we cannot be assured that its product will be commercially successful or that we will receive significant net sales as a result of that design win. Our OEM customers are typically not obligated to purchase our products. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our net sales would be impacted.

Our business is dependent upon our OEM customers continuing to outsource the design and manufacturing of value added subsystems.

Historically, OEMs designed and manufactured subsystems in-house. Many OEMs now outsource the design and manufacturing of subsystems. Our business is dependent upon our OEM customers continuing to outsource the design and manufacturing of these subsystems. Our OEM customers have the requisite capabilities and capital resources to bring the design and manufacturing of these subsystems in-house and their doing so would adversely impact our net sales.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business may be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our chief executive officer and president. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong, and there is no assurance that we will be successful in attracting or retaining such personnel now or in the future.  In addition, particularly in the high-technology industry, the value of stock options, restricted stock grants or other stock-based compensation is an important element in the retention of employees. The decline in the value of our stock could adversely affect our ability to retain employees, and we may have to take steps to make the equity component of our compensation packages more attractive in order to attract or retain employees.  The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our key employees to expand, train and manage our employee base as needed could adversely affect our business, financial condition and results of operations.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our OEM customers through third-party sales representatives. We are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time. Our future performance may also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales and operating results could be impacted.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to prepare financial statements that are presented in accordance with U.S. generally accepted accounting principles and are important in our effort to detect and prevent financial fraud. Since our fiscal year ending August 31, 2007, under Section 404 of the Sarbanes-Oxley Act of 2002 we have been required to periodically evaluate the design and operating effectiveness of our internal controls. As our business evolves, these evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation or the detection or prevention of fraud. If we fail to produce reliable financial reports or prevent fraud, either could negatively impact our business, financial condition and results of operations, result in loss of investor confidence and/or a decline in our share price.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements.

Compliance with Section 404 of the Sarbanes-Oxley Act and other public company requirements is costly and time-consuming. If we were to identify any issues in complying with those requirements such as the discovery by management or our independent public accounting firm of a material weakness in our internal controls, we could incur additional costs and expend significant management attention rectifying such issues. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such action could adversely affect our financial results or the market price of our ordinary shares.

Changes in, or interpretations of, tax regulations or rates may adversely affect our effective tax rates.

Unanticipated changes in our tax regulations or rates could affect our future results of operations.  Our future effective tax rates could be unfavorably affected by such changes, by unanticipated increases or decreases in the amount of revenue or earnings in countries with particularly high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.  In addition, we are subject tax examination in the U.S. from 2004 to 2008 and in foreign jurisdictions ranging from 2002 to 2008.  We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations.  We believe such estimates to be reasonable, however there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed us that certain tax credits transferred during 2004 between two Brazilian entities may not have represented an authorized transfer.  These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004.   A notice was received from the Sao Paulo, Brazil Tax Authorities by SMART on October 3, 2008 providing an assessment of approximately $3.5 million, including interest and penalties, related to the transfer of these credits.  We have notified Solectron and its parent company, Flextronics International Ltd., of this assessment and under the terms of the indemnity agreement Flextronics has elected to assume responsibility for the appeals process of this case on SMART's behalf.  We believe but have no assurance that the likelihood of any material net liability arising from these matters is not probable, and as such, not likely to have a material adverse effect on the consolidated financial position, results of operations or cash flows for any periods impacted.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the U.S., we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined.  For example, in the fourth quarter of fiscal 2008 we recorded a charge of $3.2 million for goodwill impairment related to our Memory, Embedded, & Display Segment.

Our indemnification obligations to our customers and suppliers for product defects could require us to pay substantial damages.

   A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in our products. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not be adequate to cover all or any part of a claim asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could adversely impact our business, financial condition and results of operations.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

   Sales outside of the U.S., Puerto Rico and Canada accounted for approximately 44%, 37%, and 35% of net sales in 2008, 2007, and 2006, respectively. We anticipate that these international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil, Malaysia, Puerto Rico and South Korea. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, difficulties in staffing and managing international operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex international laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

We are also subject to the risks associated with the imposition of, and compliance with, legislation and regulations relating to the import or export of high technology products and components of such products.  We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products or components of such products will be amended or enacted by the U.S. or other countries. Some of our customers’ purchase orders and agreements are governed by international laws which often differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under such agreements. These factors may have a material adverse effect on our business, financial condition and results of operations.

Our inability to effectively manage our operations in foreign countries could harm our operating results.

A significant portion of our manufacturing operations are performed outside of the U.S. at our foreign facilities. And international sales have accounted for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. Further, given our executive officers’ lack of physical proximity to some of the activities being managed and inherent limitations of cross-border information flow, our executive officers may at times be unable to effectively oversee the day-to-day management of our international operations. The inability of management to effectively recruit, employ and retain qualified personnel and to otherwise manage our international operations could have a negative impact on our business and adversely affect our operating results.

Worldwide economic and political conditions may adversely affect demand for our products.

In the past, economic slowdowns in the U.S. and worldwide adversely affected demand for our products. Future decline in the worldwide semiconductor market or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products which could have a material adverse effect on us.   Furthermore, in the U.S. and abroad, financial markets are currently in turmoil resulting in stock market volatility, and global economic measures are being undertaken by political and financial leaders.  The impacts of these measures are uncertain at this time.  These factors could affect our overall business and the demand for our products.

The occurrence or threat of terrorist attacks may in the future adversely affect demand for our products. In addition, such attacks may negatively affect our operations directly or indirectly and such attacks or other armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Such attacks may make travel and the transportation of our products more difficult and more expensive, ultimately affecting our business.

Also, any armed conflicts around the world could have an impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business.

More generally, various events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and the worldwide economy. Any such occurrences could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable currency exchange rate fluctuations could result in our products becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which could adversely affect our profitability.

We are subject to inherent risks attributed to operating in a global economy.  Our international sales and our operations in foreign countries make us subject to certain risks associated with fluctuating currency values and exchange rates. Because sales of our products are denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country.  Some of the sales of our products are denominated in foreign currency. Gains and losses on the conversion to U.S.  dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. We also have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations.  In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and which can increase foreign taxable income. We do not presently purchase financial instruments to hedge foreign exchange risk, but we may do so as circumstances warrant.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our business and increase our costs and expenses.

Our worldwide operations could be subject to natural disasters and other business disruptions which could harm our business, financial condition and results of operations. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines. In addition, our manufacturing facility in Aguada, Puerto Rico, is located in a hurricane-prone area. In the event of a major earthquake or hurricane, or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, as well as our ability to operate without infringing the intellectual property of others.

We attempt to protect our intellectual property rights through a variety of measures, including trade secret laws, non-disclosure agreements, confidentiality procedures and employee disclosure and invention assignment agreements, patents, trademarks and copyrights. It is possible that our efforts to protect our intellectual property rights may not:

•	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	prevent third-party patents from having an adverse effect on our ability to do business;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

•	prevent the challenge, invalidation or circumvention of our existing patents;

•	result in patents that lead to commercially viable products or provide competitive advantages for our products; or

•	result in issued patents and registered trademarks from any of our pending applications.

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

The markets in which we compete are characterized by frequent claims alleging infringement of patents, trademarks, copyrights or other intellectual property rights of others. We have been and may from time to time in the future be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurance that third parties will not in the future pursue claims against us with respect to the alleged infringement of intellectual property rights. In addition, litigation may be necessary to protect our intellectual property rights, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Litigation could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations.

For example, Tessera, Inc. filed a complaint in the U. S. International Trade Commission and the Eastern District of Texas against us alleging that we have infringed certain of Tessera’s patents.  See Item 3 “Legal Proceedings” in Part I.  Tessera has sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products.  In addition, as we expand our product offerings in the SSD market in which larger companies with large patent portfolios compete, the possibility of other intellectual property claims against us grows.  Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in, or a settlement of, such litigation, we could be required to pay substantial damages or settlement amounts, cease the manufacture, use, import, and sale of certain products or product components, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology.  Technology development or license negotiations would likely result in significant expense to us and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or negotiations or that such licenses would be available on reasonable terms, or at all.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we agree to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We periodically have to respond to claims and litigate indemnification obligations. Indemnification claims could require us to pay substantial damages or settlement amounts which could have a material adverse effect on our business, financial condition and results of operations. Our insurance does not cover intellectual property infringement.

We could incur substantial costs or liabilities as a result of violations of environmental laws.

Our operations and properties are subject to a variety of U.S. and international environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, fines and penalties, investments to upgrade our facilities, or curtailment of operations. The identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to a variety of federal, state and international laws and regulatory regimes. Failure to comply with governmental laws and regulations could subject us to, among other things, mandatory product recalls, penalties and legal expenses which could have an adverse effect on our business.

Our business is subject to regulation by various U.S. federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission, or FTC, and Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business, including import and export laws and foreign currency control.  In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the U.S.. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, or WARN Act, which requires employers to give affected employees at least 60 days notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, antidiscrimination and termination of employment.

Like other companies operating or selling internationally, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws which generally prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. companies and their intermediaries for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment. We make sales and operate in countries known to experience corruption. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA.  In addition, we may be held liable for actions taken by such parties even though such parties are not subject to the FCPA or similar laws. Any determination that we have violated the FCPA or similar laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions which could harm our business, financial condition and results of operations.  In addition, from time to time we have received, and may receive in the future, correspondence from former employees and parties with whom we have done business with threatening to bring claims against us alleging that we have violated one or more regulations related to customs, labor and employment, or foreign currency control.  An adverse outcome in any litigation related to such matters could require us to pay damages, attorneys’ fees and/or other costs.

If any governmental sanctions were to be imposed, or if we were to not prevail in any civil action or criminal proceeding, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any litigation or action would likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Risks Related to our Debt

Restrictive covenants contained in our senior secured revolving line of credit facility (“WF Credit Facility”) and the indenture relating to our senior secured floating rate notes (the “Notes”) may restrict our current and future operations, particularly our ability to respond to changes or to take some actions and our failure to comply with such covenants, whether due to events beyond our control or otherwise, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The indenture relating to our Notes contains various covenants that limit our ability to engage in certain transactions. In addition, our WF Credit Facility contains other and more restrictive covenants and prohibits us from voluntarily prepaying certain of our other indebtedness. Our WF Credit Facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. We cannot be assured that we will meet those financial ratios and tests in the future. A breach of any of these covenants could result in a default under our WF Credit Facility and, in the event that there is an acceleration of more than $10 million under our WF Credit Facility, in an acceleration of our Notes.  Specifically, it is unlikely that in fiscal 2009 we will meet the WF Credit Facility covenant requiring an adjusted EBITDA equal to or greater than $50.0 million (which is calculated using the preceding four fiscal quarters).  However, among other items, we are finalizing the terms of an amendment to this covenant with our lender, although there can be no assurance that we will be successful in doing so.  If an amendment is obtained, the cost of borrowing under the WF Credit Facility is likely to increase and other terms may be less favorable to us in light of current market conditions related to financing.

We have identified an exception to compliance relating to the reporting under Rule 3 – 16 of Regulation S-X under the Securities Act of 1933, as amended, with respect to fiscal 2006.  This rule requires the filing of financial statements of certain subsidiaries that pledged stock to secure our Notes. We have commenced efforts to remedy this exception in a timely manner.  In December 2008, when the next annual compliance certificate is due to the trustee, we will note this exception if it is not yet remediated.

If there were an uncured event of default under our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately. We cannot be assured that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or acceleration upon an uncured event of default or, if we were required to repurchase the Notes upon a change of control, that we would be able to refinance or restructure the payments on such debt. Further, if we are unable to repay, refinance or restructure our indebtedness under the WF Credit Facility, the lender could proceed against the collateral securing that indebtedness, our Notes and certain other indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Disruption in the financial markets may adversely impact the availability and cost of credit and cause other disruptions.

Refinancing our existing debt or securing new debt or equity financing is likely to be extremely difficult, expensive or impossible in the foreseeable future given the current condition of the financial markets. Instability in the financial markets may also have an adverse effect on the U.S. and/or world economy which could adversely impact our business.

Our indebtedness could impair our financial condition and harm our ability to operate our business.

    We have certain debt service obligations. At August 29, 2008, our total outstanding debt was $81.3 million.  We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged could have important consequences including, but not limited to, the following:

•	it may limit our ability to service all of our debt obligations;

•	it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt which would reduce the funds available to us for our operations;

•	some of our debt is and will continue to be at variable rates of interest, which would result in higher interest expense in the event of increases in those interest rates;

•
our debt agreements contain, and any agreements to refinance or amend the terms of our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on our business;

•	it may increase our vulnerability to general economic downturns and adverse industry conditions; and

•	it may limit our flexibility in planning for, or reacting to, changes in our business and our industry.

To service our debt, we will require a significant amount of cash and we may not be able to generate sufficient cash flow from operations to satisfy these obligations or to refinance these obligations on acceptable terms, or at all.

Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control, including among others, those described in this section.

If we are unable to generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Certain of these actions would require the consent of our lender and/or note holders. The terms of our credit facility and indenture contain limitations on our ability to incur debt. We cannot be assured that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our debt instruments then in effect. Refinancing of our existing debt or securing new debt or equity financing is likely to be extremely difficult or impossible in the foreseeable future given the current conditions of the financial markets.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations.

Our existing debt is subject to floating interest rates, which may cause our interest expense to increase and decrease cash available for operations and other purposes.

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our Notes. In addition, our WF Credit Facility provides for borrowings of up to $50.0 million that will also bear interest at variable rates. Assuming the WF Credit Facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of $1.3 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods, one of which has now expired. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively. One interest rate swap expired on April 1, 2008 and the other one remains outstanding through April 28, 2010. However, we cannot assure you that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

Risks Related to Our Ordinary Shares

The price of our ordinary shares may be volatile and subject to wide fluctuations.

The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our ordinary shares regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, or restructuring initiatives, or other events that affect us or companies in our industry;

•	loss of a key customer or significant business of a major customer;

•	additions or departures of key personnel; and

•	a general downturn in the stock market.

Some companies experiencing past volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We may experience significant period-to-period quarterly and annual fluctuations in our net sales and operating results, which may result in volatility in our share price.

We may experience significant period-to-period fluctuations in our net sales and operating results in the future due to a number of possible factors and any such fluctuations may cause our share price to fluctuate. Our share price could also drop significantly if we were to report future operating results, or provide guidance, below the expectations of securities analysts or investors.

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:

•	the timing and volume of orders from our customers;

•	the rate of acceptance of our products by our customers, including the rate of design wins;

•	the demand for and life cycles of customer products incorporating our products;

•	the rate of adoption of our products in the end markets we target;

•	cancellations or deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers;

•	changes in product mix; and

•	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for new markets.

Although we are no longer a “controlled company” within the meaning of the rules of the NASDAQ , our principal investors continue to exert substantial influence over us.

TPG, Francisco Partners and Shah Capital Partners collectively hold approximately 36.6% of our outstanding ordinary shares. Although these investors own less than a majority of our outstanding ordinary shares, they still continue to have significant influence over matters submitted to our shareholders and our business policies and affairs. Pursuant to a shareholders’ agreement, TPG, Francisco Partners and Shah Capital Partners have the right to nominate for election a majority of our directors, and the parties to the shareholders’ agreement have agreed, subject to certain minimum shareholding thresholds, to vote their ordinary shares to elect the persons so nominated to our board of directors. These rights of our principal investors do not affect the rights of our other shareholders, under our articles of association, to nominate our directors. In addition, each of TPG, Francisco Partners and Shah Capital Partners have agreed not to vote their ordinary shares for any amendment to our memorandum and articles of association unless all three of them also approve of such amendment.

The shareholders’ agreement also provides that we may not take certain significant actions without the approval of TPG, Francisco Partners and Shah Capital Partners, acting collectively, so long as they own at least 25% of our outstanding ordinary shares in the aggregate. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for our chief executive officer, president and chief financial officer;

•	appointment or dismissal of any of the chairman of our board of directors, chief executive officer, president, chief financial officer, or any other executive officer in a similar capacity;

•	amendments to the shareholders’ agreement or exercise or waiver of rights under the shareholders’ agreement;

•	any increase or decrease in the number of directors that comprise our board of directors;

•	the declaration of dividends or other distributions or the recapitalization, reclassification, redemption, repurchase or other acquisition of any of our or our subsidiaries’ securities;

•	incurrences or refinancings of indebtedness in excess of $10 million;

•	approval of our business plan, and budget; and

•	modification of our long-term business strategy, the scope of our business or changes to any of our material customer relationships.

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

Other than nominations to our board of directors, our articles of association do not provide for a means by which shareholders can propose resolutions for consideration by the other shareholders, including for example, amendments to our articles of association. Further, our articles of association do not explicitly provide for periodic elections of our directors. Although shareholders may nominate directors in connection with our annual shareholders’ meeting, unless we receive such nominations, each of our directors will continue to serve until his death, disability, retirement, resignation or removal (with or without cause) by the other directors or by the vote of shareholders who hold a majority of our shares in favor of a resolution proposed by our board of directors. These provisions could negatively affect the ability of shareholders to exercise control over us. Notwithstanding the absence of specific provisions for periodic election of directors by shareholders, eight of our current directors will stand for re-election at our 2009 annual meeting of shareholders. However, there is no guarantee that any director elected will stand for re-election at any time in the future or that subsequent vacancies on the Board will not be filled by appointment by other directors.

Our principal investors and the persons whom they nominate to our board of directors may have interests that conflict with our interests and the interests of our other shareholders.

TPG, Francisco Partners and Shah Capital Partners and the persons whom they nominate as directors to our board of directors may have interests that conflict with, or are divergent from, our own and those of our other shareholders. TPG, Francisco Partners and Shah Capital Partners are the holders of an aggregate of 36.6% of our outstanding ordinary shares. They have invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between our principal investors and us or our other shareholders may arise. Our memorandum and articles of association do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both our principal investors and us will be reserved for, or made available to, us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and nominating and corporate governance committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other shareholders. In addition, our principal investors’ substantial share ownership may adversely affect the trading price of our ordinary shares because investors often perceive disadvantages in owning shares in companies with shareholders who control a significant percentage of outstanding shares.

Future sales of shares could depress our share price.

If our existing shareholders were to sell substantial amounts of our ordinary shares in the public market, the market price of our ordinary shares could decline. If our principal investors sell substantial amounts of our ordinary shares, the market price of our ordinary shares could decline as these sales might be viewed by the public as an indication of an upcoming or recently occurring shortfall in the financial performance of our company. Moreover, the perception in the public market that these investors might sell shares could depress the market price of our ordinary shares. Additionally, we may sell or issue additional shares of stock in subsequent public offerings or in connection with acquisitions which would result in additional dilution and could adversely affect market prices for our ordinary shares.

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

We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under United States law, shareholders may have difficulty protecting your shareholder rights.

We are a company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, the Cayman Islands Companies Law and the ordinary law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the ordinary law of the Cayman Islands. The ordinary law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English ordinary law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the U.S.. In particular, the Cayman Islands has a less developed body of securities laws as compared to the U.S., and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the U.S..

         The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the U.S. based on certain civil liability provisions of U.S. securities laws; or

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

         There is no statutory recognition in the Cayman Islands of judgments obtained in the U.S., although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

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

Our corporate headquarters are located in a 130,000 square foot facility in Fremont, California. The lease on this facility expires in April 2009, unless our option to extend the lease for a three-year period is exercised. We design, manufacture and sell our products at the following facilities:

	Building Size	Leased or
Location	(Sq. Feet)	Owned	Expiration	Capabilities
Phoenix, Arizona	20,600	Leased	May 2011	Design & Sales
Fremont, California	130,000	Leased	April 2009	Manufacturing, Design, & Sales
Irvine, California	5,600	Leased	August 2009	Design & Sales
Tewksbury, Massachusetts	10,700	Leased	March 2011	Design & Sales
Aguada, Puerto Rico	51,000	Leased	June 2013	Manufacturing & Sales
Atibaia, Brazil	72,000	Leased	September 2012	Manufacturing, & Sales
Santo Domingo, Dominican Republic	49,000	Leased	October 31, 2008	Manufacturing
Penang, Malaysia	67,000	Owned	N/A	Manufacturing, & Sales
Gunpo, South Korea	5,200	Owned	N/A	Design & Sales
Gunpo, South Korea	2,300	Leased	May 2010	Design & Sales

During the fourth quarter of fiscal 2008, we ceased manufacturing operations in the Dominican Republic and we terminated the Dominican Republic lease effective October 31, 2008 due to the consolidation of our business.  We also lease a number of small sales offices throughout the world.

Item 3.	Legal Proceedings

    We are from time to time involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  We believe that we have defenses to the cases pending, including those set forth below.  We are not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the case listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements.  In our opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

During its third quarter of fiscal 2007, the Company identified certain discrepancies in the invoicing of certain products that it sold in the Brazilian market in fiscal 2006. Some of the Company’s imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impact the customers’ eligibility for tax incentives.  The Company assessed the impact arising from these discrepancies and noted that the customers had access to other information to determine the origin of the products and may not have relied on the information contained in the invoices for computing their tax liability.  Also, the revenues related to these invoices were not material to the Company’s operations.  Therefore, the Company believes that the likelihood of any liability arising from these discrepancies in the invoices is remote and as such, is not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission ("ITC") against the Company, as well as A-DATA Technology Co., Ltd., A-DATA Technology (U.S.A.) Co., Ltd., Acer America Corp., Acer Inc., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Nanya Technology Corp., Nanya Technology Corp. U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., TwinMOS Technologies Inc., and Twin MOS Technologies USA Inc. (each a “Respondent” and collectively, “Respondents”).  Tessera claims that "small-format Ball Grid Array (“BGA”) semiconductor packages" and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977, 6,133,627, 5,663,106 and 6,458,681 (the "Asserted Patents").  Tessera's Complaint requests that the ITC institute an investigation into the matter.  Tessera has requested the following relief in the ITC:

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

           On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Inv. No. 337-TA-630.  On February 27, 2008, the administrative law judge set trial for September 22, 2008, which trial has been completed, and ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009.  We believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera admits are licensed under the Asserted Patents.

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

Market For Our Common Stock and Related Shareholder Matters

Our ordinary shares haves traded on the NASDAQ Global Select Market under the symbol “SMOD” since February 3, 2006.  The following table summarizes the high and low bid quotations for our ordinary shares as reported by the NASDAQ Global Select Market, for each quarter of the fiscal years ended August 29, 2008 and August 31, 2007.

	High	Low
Fiscal Year 2007
First quarter	$11.75	$8.77
Second quarter	$14.68	$10.38
Third quarter	$15.89	$10.18
Fourth quarter	$15.50	$10.15

Fiscal Year 2008
First quarter	$10.62	$6.86
Second quarter	$10.94	$6.63
Third quarter	$6.81	$4.90
Fourth quarter	$5.42	$3.10

As of October 27, 2008, we had approximately 2,200 shareholders.

Dividend Policy

We have never declared or paid cash dividends on our ordinary shares.  We currently intend to retain earnings to finance future growth and therefore do not expect to pay cash dividends on our ordinary share in the foreseeable future.  Also, our senior secured credit facility and senior secured floating rate exchange notes prohibit us from paying cash dividends on our equity securities, except in limited circumstances.

For equity plan compensation information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Performance Graph

           The following graph compares the cumulative total return to shareholders on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and Standard & Poor’s (S&P) Semiconductors Index. The graph assumes that $100 was invested on February 3, 2006 (the first day we traded on the NASDAQ) in our ordinary shares and in each of the foregoing indices, and covers the period to October 31, 2008. No dividends have been declared or paid on our ordinary shares. Shareholder returns over the period indicated are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Return*

* Assumes reinvestment of dividends, if any

Item 6.	Selected Financial Data

The following table sets forth data for the last five fiscal years and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Exhibits and Financial Statement Schedules included in Items 7 and 15, respectively, of this Form 10-K.

On April 16, 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron. Selected financial data for the periods prior to and including April 16, 2004 are referred to as the “Predecessor Business” and are derived from the combined financial statements of SMART Modular. We have derived the statement of operations data for the years ended August 29, 2008, August 31, 2007, and August 25, 2006, and the balance sheet data as of August 29, 2008 and August 31, 2007 from our audited financial statements which have been audited by KPMG LLP and are included elsewhere in this report. KPMG LLP’s report on the consolidated financial statements refers to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment by applying the prospective method at the beginning of fiscal year 2006 and the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 at the beginning of fiscal 2008.  Historical results are not necessarily indicative of results to be expected for future periods.

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

	Successor Business					Predecessor Business
	Fiscal Year Ended August 29, 2008	Fiscal Year Ended August 31, 2007(1)	Fiscal Year Ended August 25, 2006(1)	Fiscal Year Ended August 26, 2005(1)	Period from April 17 to August 27, 2004(1)	Period from August 30, 2003 to April 16, 2004(1)
(In thousands, except per share amounts)
Statement of Operations Data(1)
Net sales	$670,151	$844,627	$727,206	$607,299	$233,677	$659,171
Cost of sales	550,420	695,054	600,632	505,461	203,482	601,217
Gross profit	119,731	149,573	126,574	101,838	30,195	57,954
Operating expenses:
Research and development	20,164	16,383	15,545	9,697	4,447	9,012
Selling, general and administrative	59,849	59,552	54,917	46,636	18,151	29,454
Advisory service agreements' fees	—	—	10,303	2,588	913	—
Impairment of goodwill	3,187	—	—	—	—	43,302
Research and development charge	4,400	—	—	—	—	—
Restructuring charges	1,938	—	—	880	1,300	6,224
Total operating expenses	89,538	75,935	80,765	59,801	24,811	87,992
Income (loss) from operations	30,193	73,638	45,809	42,037	5,384	(30,038)
Interest (expense) income, net	(5,355)	(7,381)	(15,153)	(6,998)	(927)	170
Other income (expense), net	2,557	934	2,567	481	451	(148)
Total other (expense) income	(2,798)	(6,447)	(12,586)	(6,517)	(476)	22
Income (loss) before provision for income taxes	27,395	67,191	33,223	35,520	4,908	(30,016)
Provision for income taxes	18,421	9,458	914	8,802	1,255	2,301
Net income (loss)	$8,974	$57,733	$32,309	$26,718	$3,653	$(32,317)

Net income per ordinary share, basic	$0.15	$0.97	$0.60	$0.55	$0.07
Net income per ordinary share, diluted	$0.14	$0.91	$0.55	$0.50	$0.07
Shares used in computing net income per ordinary share, basic	60,985	59,636	54,265	48,872	48,872
Shares used in computing net income per ordinary share, diluted	63,555	63,782	59,189	53,531	50,745

	Successor Business					Predecessor Business
	August 29, 2008	August 31, 2007	August 25, 2006	August 26, 2005	August 27, 2004	April 16, 2004

Balance Sheet Data:
Cash and cash equivalents	$115,994	$144,147	$85,620	$75,970	$36,747	$17,887
Working capital	269,709	251,459	184,799	135,930	52,924	83,536
Total assets	447,148	453,077	426,456	321,061	288,040	257,056
Total long-term debt	81,250	81,250	81,250	125,000	—	—
Total shareholders’ equity	246,906	221,426	150,663	42,648	79,837	91,330

__________
(1)
Certain amounts for fiscal 2007, 2006, 2005 and 2004 and as of August 31, 2007, August 25, 2006, August 26, 2005, and August 27, 2004 were revised due to prior period revisions.  See Note 1(u) of Notes to Consolidated Financial Statements for additional information.

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

       We use a 52- to 53-week fiscal year ending on the last Friday in August. Financial information for one of our subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda., is included in our consolidated financial statements on a one month lag.  The effects of the one month lag for the operations of SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. is not significant to our financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current year presentation.

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to OEMs. Our subsystem products include memory modules, SSD, embedded computing and TFT-LCD products that we offer to customers worldwide. We also offer our customers custom supply chain services including procurement, logistics, inventory management and temporary warehousing, kitting and/or packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printers, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, while increases in overall unit demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations, conversely, decreases in product unit demand and memory content can have a negative effect on our business, financial condition and results of operations.  We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell, and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the U.S., Malaysia, Brazil and Puerto Rico. Our global operations enable us to control costs and rapidly respond to our customers’ requirements worldwide.

In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the Acquisition, we repositioned a portion of our business by focusing on the delivery of certain higher value added products, diversifying our end markets and extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses.  For example, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in fiscal 2008 we acquired Adtron Corporation, a leading designer and global supplier for high performance and high capacity SSDs. Also, in fiscal 2006 we completed our manufacturing facility in Atibaia, Brazil into which we import finished wafers and package them into memory integrated circuits and into memory modules.

In fiscal 2008, we categorized our products and services into the following two business segments, the Memory, Embedded, & Display Segment and the Adtron Segment.  In prior fiscal years we operated under one segment.  From the acquisition of Adtron on March 3, 2008 through December 31, 2008 (the Adtron acquisition earn-out period for certain former Adtron employees), SMART’s CEO and chief operating decision maker will separately evaluate Adtron’s performance and the allocation of resources to Adtron.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net Sales

We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, SSDs, embedded computing boards and TFT-LCD products, principally to leading computing, networking, communications, printer, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for a significant percentage of our net sales in the foreseeable future.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Our customers typically do not separately compensate us for design and engineering work involved in the development of custom products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including commissions, facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S.. The preparation of these financial statements requires us to make certain estimates that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and they at times require the most difficult, subjective and complex estimates.

Revenue Recognition

Our product revenues are derived from the sale of value added subsystems, including memory modules and flash memory cards, SSDs, embedded computing boards and TFT-LCD products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed and determinable, title has transferred, product acceptance has occurred and collection of the resulting accounts receivable is reasonably assured. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.  Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.

Our service revenues are derived from procurement and logistics, inventory management and temporary warehousing, and kitting or packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services. Our service revenue is accounted for on an agency basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement, have general inventory risk, have the ability to set the price, have the ability to determine who the suppliers are, can physically change the product or have credit risk.

The following is a summary of our net sales and gross billings:

	Fiscal Year Ended August 29, 2008	Fiscal Year Ended August 31, 2007	Fiscal Year Ended August 25, 2006
	(in thousands)
Product net sales(1)	$628,791	$794,397	$683,467
Service revenue	41,360	50,230	43,739
Net sales	670,151	844,627	727,206
Plus: Related cost of sales(2)	875,839	1,085,715	773,786
Gross billings to customers	$1,545,990	$1,930,342	$1,500,992
________________
(1)	Prior period amounts revised. See Note 1(u) of Notes to Condensed Consolidated Financial Statements
(2)	Represents cost of sales netted against sales accounted for on an agency basis.

Accounts Receivable

We evaluate the collectibilty of accounts receivable based on several factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we consider the need to record a specific allowance against amounts due, thus adjusting the net recognized receivable to the amount we reasonably believe will be collected. Increases to the allowance for bad debt are recorded as a component of general and administrative expenses. For all other customer accounts receivable, we record an allowance for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.

Inventory Valuation

At each balance sheet date we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. We adjust remaining inventory balances to approximate the lower of our manufacturing cost or net realizable value. Inventory values are determined on a specific identification basis and include material, labor, and manufacturing overhead. Provisions for excess and obsolete inventory may also be impacted by our contractual arrangements with our customers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands become less favorable or if our customers are unwilling or unable to comply with contractual arrangements related to inventory, additional inventory write-downs may be required. We have had inventory write-downs in the past for reasons noted above and we expect to be required to do so from time to time in the future.

Restructuring Charges

We record and account for our restructuring activities following formally approved plans that identify the actions and timelines over which the restructuring activities will occur. Restructuring charges include estimates pertaining to such items as employee severance and fringe benefit costs, facility exit costs, subleasing assumptions, etc.  Adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from original estimates. These changes in estimates may result in increases or decreases to our results of operations in future periods and would be presented on the restructuring charge line of our consolidated statements of operations.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. When necessary, a valuation allowance is recorded or reduced to value tax assets to amounts expected to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely.

After excluding ordinary losses in a tax jurisdiction for which no tax benefit can be recognized, we estimate our annual effective tax rate and apply such rate to year-to-date income, adjusting for unusual or infrequent items that are treated as discrete events in the period. We also evaluate our valuation allowance to determine if a change in circumstances causes a change in judgment regarding realization of deferred tax assets in future years. If the valuation allowance is adjusted as a result of a change in judgment regarding future years, that adjustment is recorded in the period of such change affecting our tax expense in that period.

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices.  As a result of the implementation of FIN No. 48, we recognize benefits for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  If it is not, in our judgment, “more likely than not” that the position will be sustained, then we do not recognize any benefit for the position.  If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues, and commencement of new audit activity.  Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Stock-Based Compensation

Effective August 27, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R and the impact of adoption are described in Note 1(p) to the Consolidated  Financial Statements.

 Financial Information about Segments

During fiscal 2008, our corporate structure included two operating segments, the Memory, Embedded, & Display Segment and the Adtron Segment.  Accordingly, we report certain financial information by segment.  We may adjust our reported segments in fiscal 2009 to reflect changes regarding how we manage the business.  See Note 12 of Notes to the Consolidated Financial Statements for information regarding our business segments.

Certain results of operations by segment (in millions):

	Memory, Embedded, & Display	Adtron(2)	Total
Year Ended August 29, 2008
Net sales	$662.8	$7.4	$670.2
Gross profit	116.6	3.1	119.7
Depreciation and amortization	12.1	.6	12.7
Income (loss) from operations	36.4	(6.2)	30.2

Year Ended August 31, 2007(1)
Net sales	$844.6	$—	$844.6
Gross profit	149.6	—	149.6
Depreciation and amortization	9.0	—	9.0
Income from operations	73.6	—	73.6

Year Ended August 25, 2006(1)
Net sales	$727.2	$—	$727.2
Gross profit	126.6	—	126.6
Depreciation and amortization	8.7	—	8.7
Income from operations	45.8	—	45.8

(1)	In fiscal years 2007 and 2006, the Company had only one segment.
(2)	Adtron was acquired in March 2008. The results of Adtron and for periods post acquisition.

Results of Operations

The following is a summary of our results of operations for 2008, 2007 and 2006(in millions).

	Fiscal Year Ended August 29, 2008	Fiscal Year Ended August 31, 2007	Fiscal Year Ended August 25, 2006
	(In millions)
Net Sales (1)	$670.2	$844.6	$727.2
Cost of sales (1)	550.4	695.1	600.6
Gross profit (2)	119.7	149.6	126.6
Operating expenses:
Research and development	20.2	16.4	15.5
Selling, general and administrative	59.8	59.6	54.9
Advisory service agreements’ fees	—	—	10.3
Impairment of goodwill	3.2	—	—
In-process research and development charge	4.4	—	—
Restructuring costs	1.9	—	—
Total operating expenses (2)	89.5	76.0	80.8
Income from operations	30.2	73.6	45.8
Interest expense, net	(5.4)	(7.4)	(15.2)
Other income, net	2.6	0.9	2.6
Total other expense, net (2)	(2.8)	(6.4)	(12.6)
Income before provision for income taxes	27.4	67.2	33.2
Provision for income taxes	18.4	9.5	0.9
Net income (2)	$9.0	$57.7	$32.3
_____________

(1) Prior period amounts revised. See Note 1(u) of Notes to the Condensed Consolidated Financial Statements.
(2) Summations may not compute precisely due to rounding.

Fiscal Year Ended August 29, 2008 Compared to Fiscal Year Ended August 31, 2007

Net Sales. Net sales for 2008 were $670.2 million or a 21% decrease from $844.6 million from 2007. This decrease was primarily due to a $189.6 million decrease in our memory products, partially offset by increases of $9.9 million in our display products and $5.2 million in our embedded products.  The overall decline in sales was primarily driven by falling average selling prices year over year and our loss of market share to certain semiconductor manufacturers that offer memory modules.

Cost of Sales.  Cost of sales for 2008 was $550.4 million or a 21% decrease from $695.1 million for 2007. Cost of sales as a percent of net sales remained unchanged at 82% year over year as these costs decreased commensurate with the decrease in net sales.  The $144.6 million decrease in cost of sales was principally due to a $164.8 million decline in our memory product cost of sales, partially offset by increases in net cost of sales of $8.9 million in our display products and $5.3 million in our embedded products, respectively.  In addition, our inventory write downs increased by $0.7 million and our factory overhead and other costs increased by $5.4 million.

Gross Profit. Gross profit for 2008 was $119.7 million, or a 20% decrease from $149.6 million for 2007. Gross margin percentage remained unchanged at 18% year over year. The decrease in gross profit was primarily due to the lower net sales to our customers.

Research and Development Expenses and Write-off of Acquired In-process Research and Development. Research and development, or R&D expenses, for 2008 were $20.2 million, or a 23% increase from $16.4 million for 2007. This increase was primarily due to approximately $2.3 million in R&D expenses for the new Adtron Segment and approximately $0.6 million increase in stock-based compensation expense incurred during 2008 when compared to 2007.  During fiscal 2008, we wrote off an additional $4.4 million of in-process R&D related to the acquisition of Adtron.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A expenses, for 2008 were $59.8 million, representing an increase of $0.2 million over the same period in fiscal 2007 from $59.6 million. Sales and marketing expense increased $0.1 million primarily due to increases in personnel related costs of $0.8 million and $0.2 million in amortization of our intangible assets due to the Adtron acquisition during the year, partially offset by a decrease of $0.6 million in bonus expense, a decrease of $0.2 million in commission expense, and a decrease of $0.1 million in other support costs.  G&A expense increased $0.1 million primarily due to increases in personnel related costs of $1.9 million and of $1.7 million in stock-based compensation expense, partially offset by a reduction of $1.9 million in bonus expense, a reduction of $0.6 million in SOX related expenses, a reduction in $0.2 million in support costs and $0.8 million in fees incurred in the prior year related to our secondary share offering.

Restructuring and Goodwill Impairment Charges.  Restructuring costs for 2008 consist of $0.7 million for severance and employee benefit costs, approximately $0.9 million for facility and assets write-off and approximately $0.3 million in other exit costs.  The total $1.9 million of restructuring charge incurred in fiscal year 2008 were primarily from the consolidation of certain operation in Asia and the Caribbean.  In particular, we ceased operations in China and India and started the closure of our Dominican Republic facility.  Goodwill impairment charge in fiscal 2008 was $3.2 million related to our Memory, Embedded, & Display Segment. We did not incur any restructuring or goodwill impairment charges during fiscal 2007.

Interest Expense, Net.  Net interest expense for 2008 was $5.4 million compared to $7.4 million for 2007. This decrease was principally due to a $0.9 million increase in interest income as a result of increased cash balances and a decrease in interest expense of $1.1 million primarily due to the decrease in interest rate on our long-term debt.

      Other Income, Net.  Net other income for 2008 increased to $2.6 million, from $0.9 million in 2007.  The increase of $1.7 million was mainly driven by foreign currency transactions gains.

Provision for Income Taxes.  The effective tax rates for 2008 and 2007 were approximately 67% and 14%, respectively. During the third quarter of the fiscal year ended August 29, 2008, the Company recorded $9.6 million deferred tax expense to increase the valuation allowance on U.S. deferred tax assets.  The U.S. net deferred tax assets generated during the fiscal year ended August 29, 2008 also have a full valuation allowance.  The effective tax rate increased primarily due to the $9.6 million tax expense to establish a full valuation allowance on U.S. net deferred tax assets.

Excluding the impact of the $9.6 million increase in the valuation allowance and the non-deductible in process research and development expenses of $4.4 million in fiscal year 2008 and excluding the impact of the $2.4 million decrease in the valuation allowance in fiscal year 2007, the effective tax rates for 2008 and 2007 would have been approximately 27% and 18%, respectively.  This increase was primarily due to reductions in pre-tax profits in 2008 as compared to 2007 in low tax rate countries which did not significantly reducing consolidated tax expense.

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 25, 2006

Net Sales.  Net sales for 2007 were $844.6 million, or a 16% increase from $727.2 million for 2006. This increase was primarily due to a $126.4 million increase in net sales to our OEM customers which was primarily driven by an increase in unit sales volume. Included in net sales for 2007 is $1.8 million of sales, the corresponding cost of which was recorded in a prior period, related to products shipped in the fourth quarter of fiscal 2006 under a customer arrangement for which the fee was not fixed or determinable, or collectibility reasonably assured at the time of sale.

Cost of Sales.  Cost of sales for 2007 was $695.1 million, or a 16% increase from $600.6 million for 2006. Cost of sales as a percent of net sales decreased to 82% for the fiscal year 2007, from 83% for the fiscal year 2006. The $94.5 million increase in cost of sales was principally due to the overall increase in net sales to our OEM customers. Included in cost of sales for 2007 is an approximately $1.7 million benefit due to the reversal of inventory reserve that was recorded in 2005, related to end-of-life inventory that we disposed of at cost in 2007.

Gross Profit.  Gross profit for 2007 was $149.6 million, or an 18% increase from $126.6 million for 2006. Gross margin percentage increased from 17% for fiscal year 2006 to 18% for fiscal year 2007. The increase in gross profit was primarily due to the higher net sales to our OEM customers, which was primarily driven by an increase in unit sales volume.

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

Other Income, Net.  Net other income for 2007 decreased to $0.9 million, from $2.6 million in 2006. This decrease was principally due to the fact that in June 2006, based upon further review of our hedge accounting practices, we concluded that we needed to change the accounting for the Swaps previously accounted for under the “short cut” method for cash flow hedges, as described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recorded approximately $1.4 million of other income that was previously recorded in other comprehensive income. We recorded the adjustment in the third quarter of fiscal 2006, as the amount was not material to any impacted period. We also recorded approximately $0.5 million of other income for the three months ended May 31, 2006, due to changes in fair value of the Swaps during that quarter. We implemented hedge accounting under the “long haul” method for cash flow hedges for our Swaps in the fourth quarter of fiscal 2006, which resulted in changes in the fair value of the Swaps, excluding the ineffective portion of the hedge, which was recorded in other comprehensive income. The changes in fair value of the Swaps related to any ineffective portion of the hedge are reflected in other income or expense.

Provision for Income Taxes.  The effective tax rates for 2007 and 2006 were approximately 14% and 3%, respectively. We reduced our deferred tax assets’ valuation allowance by approximately $2.4 million and $10.3 million during the fourth quarters of fiscal 2007 and 2006, respectively. Since the valuation allowance was originally established in connection with the Acquisition, the benefit of the reduction during 2006 was recorded first to reduce to zero the remaining balance of the acquired intangible assets, with the remaining amount of approximately $3.8 million recorded as an income tax benefit during the fourth quarter of fiscal 2006. The entire $2.4 million was recorded as an income tax benefit during the fourth quarter of fiscal 2007.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured floating rate notes. Our principal uses of cash, in addition to working capital requirements, include debt service requirements as described below, capital expenditures and potential acquisitions.  From time to time, cash may be used to pay down long-term debt.  Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and short-term investments with an original maturity on the date of purchase of three months or less.  We do not have investments in variable rate demand notes, auction rate securities and other assets backed securities.

Debt Service

As of August 29, 2008, (1) we had total long-term indebtedness of $81.3 million under the Notes; and (2) our senior secured credit facility was undrawn with approximately $50.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our debt service obligations could have material consequences to our security holders.

Senior Secured Floating Rate Exchange Notes Due April 2012. The Notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries (subject to limited exceptions), and the guarantees are secured by the capital stock of most of our subsidiaries. Interest on our notes is payable quarterly in cash. The indenture relating to the Notes contains customary covenants including limitations on our ability to engage in certain transactions.

We have identified an exception to compliance relating to the reporting under Rule 3 – 16 of Regulation S-X under the Securities Act of 1933, as amended, with respect to our fiscal 2006.  This rule requires the filing of financial statements of certain subsidiaries that pledged stock to secure the  Notes. We have commenced efforts to remedy this exception in a timely manner.  In December 2008, when in the next annual compliance certificate is due to the trustee, we will note this exception if it is not yet remidiated.

On August 13, 2008, we filed a Form 15 to de-register the Notes with the SEC pursuant to Rule 12g-4(a)(1) to suspend our remaining reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes.

Senior Secured Revolving Line of Credit Facility. Our senior secured revolving line of credit facility (“WF Credit Facility”) provides us with up to $50.0 million of aggregate borrowing capacity ($30.0 million of which may be in the form of letters of credit). Borrowings under this credit facility bear interest based on LIBOR plus an applicable margin, ranging from 1.25% (if the funded debt to adjusted EBITDA ratio is less than or equal to 1.00) to 2.00% (if such ratio is greater than 2.00). The WF Credit Facility contains financial covenants that require us to maintain, as of the end of each fiscal quarter, an adjusted quick ratio (as defined in the WF Credit Facility) equal to or greater than 1.00, an adjusted EBITDA equal to or greater than $50.0 million (based on the preceding four fiscal quarters then ended), and a funded debt to adjusted EBITDA ratio equal to or less than 2.25. It is not likely that in the immediate future the Company will meet its adjusted EBITDA covenant requiring $50.0 million over the preceding four fiscal quarters, and is in the process of seeking an amendment.  Our WF Credit Facility is available for general corporate purposes until April 30, 2010, unless earlier terminated.

Capital Expenditures

Future capital expenditures are expected to primarily be for test and manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the senior secured credit facility will be adequate to implement our current plans.

         Sources of Funds

We anticipate that our current cash balance, together with our operating cash flow and available borrowings under our senior secured credit facility, will be sufficient to meet our working capital needs, and fund our R&D and capital expenditures and service requirements on our debt obligations for at least the next 12 months. However, our longer term ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance which may be affected by general economic, financial, competitive, business and other factors beyond our control.

From time to time we may explore additional financing and other means to lower our cost of capital which could include additional share issuance or debt financing and the application of the proceeds there from to repay bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that additional funding will be available to us on acceptable terms.

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, the sale of preferred shares to and advances from our former principal shareholder, Modular, L.L.C, and our initial public offering. As of August 29, 2008, our cash and cash equivalents were $116.0 million.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $4.6 million, $69.7 million, and $0.5 million for fiscal years 2008, 2007, and 2006, respectively.   Net cash provided by operating activities of $4.6 million for the year ended August 29, 20008 representing a decrease of $65.2 million over net cash provided by operating activities of $69.7 million for the year ended August 31, 2007.  The decrease in cash provided by operating activities was principally the result of a decrease in net income of $48.8 million, together with decreases in the changes in operating assets and liabilities of $31.3 million, which includes the impact of the increase in the valuation allowance, offset by increases in adjustment for non-cash charges of $7.6 million for the write-off of acquired in-process technology and goodwill and $6.2 million mainly associated with stock-based compensation and depreciation and amortization.

Net cash provided by operating activities of $69.7 million for the year ended August 31, 2007, representing an increase of $69.2 million over net cash provided by operating activities of $0.5 million for the year ended August 25, 2006.  The increase in cash provided by operating activities was principally the result of increases in net income of $25.4 million together with decreases in the change in inventory, accounts receivable and prepaid expenses and other assets of $14.3 million, $95.4 million and $18.6 million, respectively, offset by decrease in the change in accounts payable of $88.7 million.

Cash Flows from Investing Activities.  Net cash used in investing activities was $33.8 million, $14.4 million, and $15.9 million for fiscal years 2008, 2007, and 2006, respectively.  The increase of $19.4 million in net cash used in investing activities in fiscal year 2008 from fiscal year 2007 was primarily due to the cash used to acquire Adtron of $20.3 million during the year, along with a decrease level of capital expenditures of $0.7million, and a decrease of $0.3 million in proceeds from sales of property, plant and equipment.

Net cash used in investing activities of $14.4 million for the year ended August 31, 2007, representing a decrease of $1.5 million over net cash used in investing activities of $15.9 million for the year ended August 25, 2006.  This decrease in cash used in investing activities in fiscal year 2007 from fiscal year 2006 was primarily due to a decrease level of capital expenditures of approximately $6.4 million principally in connection with our packaging facility in Brazil, offset by the maturity of short-term investments of approximately $5.1 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $18 thousand, $2.2 million, and $25.1 million for fiscal years 2008, 2007, and 2006, respectively.  The decrease of $2.2 million in net cash provided by financing activities in fiscal year 2008 from fiscal year 2007 was primarily due to $0.9 million of principal payment on the line of credit related to the Adtron acquisition, $0.6 million decrease in excess tax benefit from stock-based compensation and $0.9 million decrease in proceeds from option exercises during the twelve months ended August 29, 2008 when compared to the twelve months ended August 31, 2007.

Net cash provided by financing activities was $2.2 million for the year ended August 31, 2007 representing a decrease of $22.9 million over net cash used in financing activities of $25.1 million for the year ended August 25, 2006.  This decrease in cash provided by financing activities in fiscal year 2007 from fiscal year 2006 was primarily due to the proceeds received from our initial public offering of approximately $74.2 million in February 2006, together with an increase in the proceeds of stock option exercises of approximately $1.8 million, offset by the $48.1 million in long-term debt redemption in March 2006.

Contractual Obligations

Our contractual obligations as of August 29, 2008 are set forth below:

Payments Due by Period

	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Total debt	$—	$—	$81.3	$—	$81.3
Interest expense cash obligations in connection with long-term debt and related interest rate swap	8.3	16.6	5.5	—	30.4
Operating leases	2.4	2.6	1.1	—	6.1
Total contractual cash obligations	$10.7	$19.2	$87.9	$—	$117.8

In addition to what is included in the table above, as discussed in Note 5 of the Notes to the Consolidated Financial Statements, we have adopted the provisions of FIN No. 48.  As of August 29, 2008, we had an accrued liability for unrecognized tax benefits and related interest totaling $0.3 million.  We are unable to estimate when any cash settlement with a taxing authority might occur.

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

Inflation

Inflation did not have a material effect on our business, financial condition or results of operations during the past three fiscal years.

Recent Accounting Pronouncements

See Note 1(v) of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Exchange Risks

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Some of the sales of our products are denominated in foreign currency. Gains and losses on the conversion to U.S. dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. In addition, we have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. We do not currently purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of  the Notes. In addition, our WF Credit Facility provides for borrowings of up to $50.0 million that will also bear interest at variable rates. Assuming the WF Credit Facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of $1.3 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively. One interest rate swap expired on April 1, 2008 and the other one remains outstanding through April 28, 2010. However, we cannot assure you that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. SMART’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable, and Management monitors the performance of the Company’s internal control procedures.

SMART management assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 29, 2008, the Company’s internal control over financial reporting is effective.

Effectiveness of the Company’s internal control over financial reporting as of August 29, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 37, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of August 29, 2008.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, SMART’s Chief Executive Officer and Principal Financial Officer have concluded that SMART’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by SMART in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in SMART’s internal control over financial reporting during the last quarter of fiscal 2008 that has materially affected or are reasonably likely to materially affect our internal control over financial reporting.

During the third quarter of fiscal 2008, we determined that a significant deficiency existed in our process relating to the accounting for purchase of raw materials from certain suppliers by our Puerto Rico subsidiary, which caused cost of sales and accounts payable to be overstated in certain prior periods.  We remediated this significant deficiency during the third quarter of fiscal 2008 and tested the operation of these internal controls during our fourth quarter of fiscal 2008.  We believe these controls are operating effectively.

 Internal Audit Reviews

Beginning in the third quarter of fiscal 2008 and continuing in the fourth quarter of fiscal 2008, the Company's internal audit department conducted rotational site audit reviews at various Company locations to test and, where appropriate, to improve worldwide internal controls over financial reporting.  Such site reviews are expected to continue in future periods on a rotational basis.

Item 9B	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we expect to file on or before December 15, 2008.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees.  The Code of Business Conduct and Ethics is available on our website at www.smartm.com under Corporate Governance.

Item 11.	Executive Compensation

The information required by this item will be set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)                      Financial Statements

The following financial statements are filed as part of this report:

(a)(2)                      Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Schedules:
Schedule II — Valuation and Qualifying Accounts	61

(a)(3)                      Exhibits

Please see the Exhibit Index at the end of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:

We have audited the accompanying consolidated balance sheets of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) as of August 29, 2008 and August 31, 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended August 29, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 29, 2008 and August 31, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended August 29, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, at the beginning of fiscal year 2008.  Also, as discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 29, 2008 based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 12, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
November 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:

We have audited SMART Modular Technologies (WWH), Inc. and subsidiaries’ (the Company) internal control over financial reporting as of August 29, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SMART Modular Technologies (WWH), Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 29, 2008, based on criteria established in Internal Control — Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 29, 2008 and August 31, 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended August 29, 2008 and the related financial statement schedule II, and our report dated November 12, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule II.

/s/  KPMG LLP
Mountain View, California
November 12, 2008

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
ASSETS	August 29, 2008	August 31, 2007
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$115,994	$144,147
Accounts receivable, net of allowances of $1,517 and $2,517 as of August 29, 2008 and August 31, 2007, respectively	193,736	184,391
Inventories	62,430	65,105
Prepaid expenses and other current assets	14,973	8,217
Total current assets	387,133	401,860
Property and equipment, net	39,317	33,588
Goodwill	7,210	3,187
Other intangible assets, net	8,545	—
Other non-current assets	4,943	14,442
Total assets	$447,148	$453,077

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable (1)	$93,482	$126,358
Accrued expenses	23,942	24,043
Total current liabilities	117,424	150,401
Long-term debt	81,250	81,250
Other long-term liabilities	1,568	—
Total liabilities	$200,242	$231,651
Commitments and contingencies (Note 10) Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 61,361,137 and 60,664,463 shares issued and outstanding as of August 29, 2008 and August 31, 2007 respectively	10	10
Additional paid-in capital	100,234	92,250
Deferred stock-based compensation	(91)	(335)
Accumulated other comprehensive income	14,132	6,083
Retained earnings (1)	132,621	123,418
Total shareholders’ equity	246,906	221,426
Total liabilities and shareholders’ equity	$447,148	$453,077

 (1)Prior period amounts revised.  See Note 1(u) of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
	(In thousands, except per share data)
Net sales (1)	$670,151	$844,627	$727,206
Cost of sales (1) (2)	550,420	695,054	600,632
Gross profit	119,731	149,573	126,574
Operating expenses:
Research and development (2)	20,164	16,383	15,545
Selling, general, and administrative (2)	59,849	59,552	54,917
Advisory service agreements’ fees	—	—	10,303
Impairment of goodwill	3,187	—	—
In process research and development charge	4,400	—	—
Restructuring charge	1,938	—	—
Total operating expenses	89,538	75,935	80,765
Income from operations	30,193	73,638	45,809
Interest expense	(9,241)	(10,365)	(17,326)
Interest income	3,886	2,984	2,173
Other income, net	2,557	934	2,567
Total other expense	(2,798)	(6,447)	(12,586)
Income before provision for income taxes	27,395	67,191	33,223
Provision for income taxes	18,421	9,458	914
Net income (1)	8,974	57,733	32,309
Net income per share, basic	$0.15	$0.97	$0.60
Shares used in computing basic net income per share	60,985	59,636	54,265
Net income per share, diluted	$0.14	$0.91	$0.55
Shares used in computing diluted net income per share	63,555	63,782	59,189

______________
(1) Prior period amounts revised. See Note 1(u) to Condensed Consolidated Financial Statements.
(2) Stock-based compensation by category:
Cost of sales	$809	$521	$191
Research and development	1,746	1,156	578
Selling, general and administrative	4,716	3,014	1,216

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(Dollars in thousands)
	Ordinary Shares	Shares Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (1)	Shareholders’ Equity (1)	Comprehensive Income (1)
Balances as of August 26, 2005	48,872,340	$ 8	$ 9,490	$ (1,126)	$ 900	$ 33,376	$ 42,648	$ 30,967
Stock option exercises	467,554	—	103	—	—	—	103
Issuance of ordinary shares in an initial public offering	9,090,909	2	74,172	—	—	—	74,174
Foreign currency translation	—	—	—	—	89	—	89	89
Stock-based compensation expense	—	—	1,414	571	—	—	1,985
Net changes in unrealized gain or (loss) on derivative instruments accounted for as cash flow hedges	—	—	—	—	(717)	—	(717)	(717)
Tax benefit for stock option exercises	—	—	72	—	—	—	72
Net income	—	—	—	—	—	32,309	32,309	32,309
Balances as of August 25, 2006	58,430,803	10	85,251	(555)	272	65,685	150,663	31,681
Stock option exercises	2,233,660	—	1,926	—	—	—	1,926
Stock-based compensation expense	—	—	4,471	220	—	—	4,691
Net changes in unrealized gain or (loss) on derivative instruments accounted for as cash flow hedges	—	—	—	—	(1)	—	(1)	(1)
Foreign currency translation	—	—	—	—	5,812	—	5,812	5,812
Tax benefit for stock option exercises	—	—	602	—	—	—	602
Net income	—	—	—	—	—	57,733	57,733	57,733
Balances as of August 31, 2007	60,664,463	10	92,250	(335)	6,083	123,418	221,426	63,544
FIN 48 initial adoption adjustment	—	—	—	—	—	229	229
Stock option exercises	696,674	—	934	—	—	—	934
Stock-based compensation expense	—	—	7,027	244	—	—	7,271
Net changes in unrealized gain or (loss) on derivative instruments accounted for as cash flow hedges	—	—	—	—	(666)	—	(666)	(666)
Foreign currency translation	—	—	—	—	8,715	—	8,715	8,715
Tax benefit for stock option exercises	—	—	23	—	—	—	23
Net income	—	—	—	—	—	8,974	8,974	8,974
Balances as of August 29, 2008	61,361,137	$ 10	$ 100,234	$ (91)	$ 14,132	$ 132,621	$ 246,906	$ 17,023

(1) Prior period amounts revised. See Note 1(u) of Notes to Condensed Consolidated Financial Statements.
                                                   See accompanying notes to consolidated financial statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
	(In thousands)
Cash flows from operating activities:
Net income (1)	$8,974	$57,733	$32,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,700	9,031	8,673
Note redemption charge	—	—	4,388
Stock-based compensation	7,271	4,691	1,985
Amortization of debt issuance costs	800	741	2,317
Loss/(Gain) on sale of assets	27	—	(64)
Write-off of acquired in-process technology	4,400	—	—
Goodwill write off	3,187	—	—
Non-cash restructuring cost	967	—	—
Unrealized gains under cash flow hedging arrangements	—	—	(2,287)
Deferred income tax provision	9,343	270	(3,679)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(5,238)	18,574	(76,833)
Inventories	5,845	3,907	(10,402)
Prepaid expenses and other assets	(7,587)	12,222	(6,358)
Accounts payable	(36,665)	(35,525)	53,210
Accrued expenses and other current liabilities	526	(1,908)	(2,758)
Net cash provided by operating activities	4,550	69,736	501
Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(20,284)	—	(680)
Sale (purchase) of short-term investments	—	—	5,071
Capital expenditures	(13,313)	(14,059)	(20,431)
Cash deposits on equipment	(533)	(391)	—
Proceeds from sale of property and equipment	311	—	131
Other	—	3	(5)
Net cash used in investing activities	(33,819)	(14,447)	(15,914)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	24	602	—
Repayment from customer			(1,000)
Repayment of acquired line of credit	(940)	—	—
Borrowings under revolving line of credit	—	110,953	27,147
Repayments on revolving line of credit	—	(111,271)	(27,147)
Proceeds from issuance of ordinary shares from stock option exercises	934	1,926	103
Redemption of Notes	—	—	(48,138)
Proceeds from issuance of ordinary shares	—	—	74,174
Net cash provided by financing activities	18	2,210	25,139
Effect of exchange rate changes on cash and cash equivalents	1,098	1,028	(76)
Net (decrease)increase in cash and cash equivalents	(28,153)	58,527	9,650
Cash and cash equivalents at beginning of period	144,147	85,620	75,970
Cash and cash equivalents at end of period	$115,994	$144,147	$85,620

Supplemental disclosures of cash flow information:
Cash paid during the year, net of cash received:
Interest	$8,350	$9,376	$15,271
Taxes	9,405	9,999	4,643
Non-cash activities information:
Unrealized gains under cash flow hedging arrangements	$933	$963	$—
Accrued earn-out payments for acquisition of business	1,500	—	—

(1) Prior period amounts revised.  See Note 1(u) of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 29, 2008, August 31, 2007 and August 25, 2006

(1)           Summary of Significant Accounting Policies

(a)         Organization and Operations of the Company

SMART Modular Technologies (WWH), Inc. (SMART or the Company) is an independent designer, manufacturer and supplier of value added subsystems to original equipment manufacturers (OEMs). The Company’s subsystem products include memory modules, solid state drives (“SSDs”), embedded computing and thin film transistor-liquid crystal display (TFT-LCD) products which it offers to customers worldwide. The Company also provides its customers with comprehensive design, manufacturing, testing and inventory management and logistics services.

SMART is headquartered in Fremont, California, and has operations in Phoenix, Arizona; Fremont, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; the Dominican Republic; and Brazil.  During the fiscal quarter ended August 29, 2008, the Company terminated operations in the Dominican Republic.

(b)         Basis of Presentation

The accompanying consolidated financial statements as of August 29, 2008 and August 31, 2007 and for the years ended August 29, 2008, August 31, 2007 and August 25, 2006 are comprised of SMART and its subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements.  All financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda., is included in the Company’s consolidated financial statements on a one month lag.  The effects of the one month lag for the operations of SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. is not significant to the Company’s financial position and results of operations.  Certain prior period amounts have been reclassified to conform to the current year presentation.

 (c)         Acquisition of Businesses

On March 3, 2008, the Company acquired Adtron Corporation.  The Company expects this acquisition to accelerate its development of future solid state drive (SSD) products. The acquisition was an all-cash transaction of approximately $20.3 million and was accounted for as a purchase of a business.  Adtron equity holders may potentially receive additional earn-out payments of up to $15 million based on the achievement in calendar year 2008 of certain financial and operational milestones.  The preliminary allocation of the purchase price was recorded as $5.7 million of goodwill, $13.5 million of identifiable intangible assets and $1.1 million of net assets.  In connection with this acquisition, the Company recorded an expense of $4.4 million during fiscal 2008 for the write-off of acquired in-process research and development (“IPR&D”) projects.  The purchase price allocated to acquired IPR&D was determined through established valuation techniques and was immediately expensed because technological feasibility had not been established and no further alternative use existed.  In its fourth quarter of fiscal 2008, the Company accrued $1.5 million additional purchase price to recognize the achievement of a portion of the earn-out.  The total value of the goodwill recorded in connection with this acquisition, including the $1.5 million earn-out is approximately $7.2 million and is not deductible for income tax purposes.  The results of operations and the estimated fair value of the assets acquired and liability assumed have been included in the Company’s Consolidated Financial Statements from the date of the acquisition.  Comparative pro forma financial information for this acquisition has not been presented because the results of operation were not material to the Company’s Consolidated Financial Statements.

(d)         Year-End

The Company uses a 52 to 53 week fiscal year ending on the last Friday in August. Fiscal 2008, 2007 and 2006 ended on August 29, 2008, August 31, 2007, and August 25, 2006, respectively, and included 52, 53 and 52 weeks, respectively.

(e)         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management.

(f)         Revenue Recognition

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under SAB 104, product revenue is recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of sales.  Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.

In addition, the Company has certain service revenue with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated direct cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided net of the direct costs incurred. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $917 million, $1,136 million and $818 million for the years ended August 29, 2008, August 31, 2007 and August 25, 2006, respectively.

The following is a summary of our net sales and gross billings:
	Fiscal Year Ended August 29, 2008	Fiscal Year Ended August 31, 2007	Fiscal Year Ended August 25, 2006
	(in thousands)
Product net sales(1)	$628,791	$794,397	$683,467
Service revenue	41,360	50,230	43,739
Net sales	670,151	844,627	727,206
Plus: Related cost of sales(2)	875,839	1,085,715	773,786
Gross billings to customers	$1,545,990	$1,930,342	$1,500,992

(1)	Prior period amounts revised. See Note 1 (u) of Notes to Condensed Consolidated Financial Statements.
(2)	Represents cost of sales netted against sales accounted for on an agency basis.

(g)         Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits with banks as well as highly liquid short-term investments with maturities at date of purchase of three months or less.  The Company does not have investments in variable rate demand notes and auction rate securities.

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

(i)        Inventories

Inventories are valued at the lower of cost or market value. Inventory value is determined on a specific identification basis and includes material, labor, and manufacturing overhead. At each balance sheet date the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family and considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. The Company adjusts remaining balances to the lower of its cost or market value.

(j)         Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below:
Asset	Period
Buildings	20 to 50 years
Manufacturing equipment	3 to 5 years
Office furniture, software, computers, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated life or lease term

 (k)         Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), SMART performs a goodwill impairment test of its two reporting units (Memory, Embedded, & Display and Adtron) annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment loss may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows and considering the stock market prices of the Company, and comparing the fair value to the carrying value of the reporting unit, including goodwill.

If the fair value of each reporting unit is less than its carrying value, SMART then allocates the fair value of the unit to all the assets and liabilities of the unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

SMART completed its annual impairment test and determined that there was impairment to goodwill from its Memory, Embedded, & Display reporting unit as the carrying amount of the reporting unit goodwill exceeded the implied fair value. Accordingly, a charge of $3.2 million was recorded in the consolidated statement of operations for the year ended August 29, 2008.  There was no impairment of goodwill recorded in fiscal years 2006 and 2007.

Presented below are the changes in the Company’s goodwill by reporting segment for the year ended August 29, 2008 ( in thousands):
	August 31, 2007	Acquisition/ (Impairment)	August 29, 2008
Reporting unit:
Memory, Embedded, & Display	$3,187	$(3,187)	$—
Adtron	—	7,210	7,210
Total Goodwill	$3,187	$4,023	$7,210

        (l)         OtherIntangible Assets, net

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of August 29, 2008 (in thousands):

	Weighted Avg. Life (years)	Value at Date of Acquisition	Accumulated Amortization	Value at August 29, 2008
Amortized intangible assets:
Leasehold interest	3	$260	$41	$219
Product names	9	60	3	57
Customer relationships	10	3,700	185	3,515
Non-compete agreement	2	220	55	165
Company trade name	20	2,040	51	1,989
Technology	7	2,800	200	2,600
Total	11	9,080	535	8,545

Amortization expense related to identifiable intangible assets totaled approximately $0.5million, $0, and $2.4 million for fiscal years 2008, 2007, and 2006, respectively.  Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:
2009	$1,070
2010	1,015
2011	936
2012	879
2013	879
Thereafter	3,766
Total	$8,545

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

(n)        Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. When necessary, a valuation allowance is recorded to reduce tax assets to amounts expected to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries which are expected to be reinvested indefinitely.

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

The gains or losses resulting from the re-measurement process are recorded in other expense in the statements of operations. In fiscal year 2008, the Company recorded $2.4 million of transaction gains primarily related to its Brazil operating subsidiary.  In fiscal years 2007 and 2006, the effects of such re-measurement adjustments on the Company’s results of operations were not material.

 (p)         Stock-Based Compensation

The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of August 29, 2008, there were 9,651,994 ordinary shares reserved for issuance under this plan, of which 1,193,914 ordinary shares represents the number of shares available for grant.

Prior to fiscal 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recorded only if the deemed fair value of the underlying shares exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on a straight-line basis over the vesting period of each grant, generally four years.

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

Stock-based compensation expense amounted to approximately $7.3 million, $4.7 million, and $2.0 million for fiscal 2008, 2007, and 2006, respectively.

Summary of Assumptions and Activity

Under SFAS No. 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model applying the assumptions noted in the following table. Expected volatility is an average of the Company’s historical common stock volatility together with the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns.  The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant.  The following assumptions were used to value stock options:
	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Stock options:
Expected term (years)	5.1	6.25	6.25
Expected volatility	51%	68%	80%
Risk-free interest rate	3.56%	4.61%	4.63%
Expected dividends	—	—	—

A summary of option activity as of and for years ended August 29, 2008, August 31, 2007, and August 25, 2006 is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at August 26, 2005	5,478	$0.29
Options granted	2,133	5.09
Options exercised	(467)	0.22
Options forfeited	(353)	2.59
Options outstanding at August 25, 2006	6,791	$1.68	8.3	$50,800
Options exercisable at August 25, 2006	2,660	$0.60	8.0	$22,780
Options vested and expected to vest at August 25, 2006	6,534	$0.60	8.3	$49,226
Options outstanding at August 25, 2006	6,791	$1.68
Options granted	2,036	10.80
Options exercised	(2,234)	0.86
Options forfeited	(234)	5.56
Options outstanding at August 31, 2007	6,359	$4.75	7.9	$40,521
Options exercisable at August 31, 2007	2,565	$2.42	7.4	$21,893
Options vested and expected to vest at August 31, 2007	6,138	$4.63	7.9	$39,810
Options outstanding at August 31, 2007	6,359	$4.75
Options granted	3,490	7.01
Options exercised	(697)	1.34
Options forfeited	(694)	7.75
Options outstanding at August 29, 2008	8,458	$5.72	7.8	$6,584
Options exercisable at August 29, 2008	4,131	$3.80	3.4	$6,327
Options vested and expected to vest at August 29, 2008	8,064	$5.62	7.8	$6,575

The Black-Scholes weighted average fair value of options granted during the fiscal years ended August 29, 2008, August 31, 2007 and August 25, 2006 were $3.39, $7.46, and $4.42 per option, respectively. The total intrinsic value of employee stock options exercised during the fiscal years ended August 29, 2008, August 31, 2007 and August 25, 2006 were approximately $4.3 million, $25.6 million, and $2.4 million, respectively . Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.  Total SFAS No. 123R compensation expense recognized for fiscal years ended August 29, 2008, August 31, 2007 and August 25, 2006 were approximately $7.3 million, $4.7 million, and $2.0 million, respectively.

A summary of the status of the Company’s non-vested stock options as of August 29, 2008, and changes during the fiscal year ended August 29, 2008, is presented below (dollars and shares in thousands, except per share data):
	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested stock options at August 31, 2007	3,794	$4.25
Non-vested stock options granted	3,490	3.39
Vested stock options	(2,262)	3.11
Forfeited stock options	(694)	4.74
Non-vested stock options at August 29, 2008	4,328	4.38

As of August 29, 2008, there was approximately $19.2 million of total unrecognized compensation costs related to employee and independent director stock options. Such cost is expected to be recognized over the weighted average period of 2.8 years. The total fair value of shares vested during the year ended August 29, 2008 was approximately $7.0 million.

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

(s)         Concentration of Credit Risk

The Company ‘s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable reflect a concentration of activity with two customers (see note 13). The Company does not require collateral or other security to support accounts receivables. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Numerator: Net Income	$8,974	$57,733	$32,309
Denominator: Weighted average ordinary shares	60,985	59,636	54,265
Effect of dilutive ordinary shares: Stock options	2,570	4,146	4,924
Weighted average ordinary shares, diluted	63,555	63,782	59,189
Net income per ordinary share, basic	$0.15	$0.97	$0.60
Net income per ordinary share, diluted	$0.14	$0.91	$0.55

The Company excluded 4,687,062, 1,975,615, and 1,412,604 stock options from the computation of diluted net income per ordinary share for the years ended August 29, 2008, August 31, 2007, and August 25, 2006 respectively, as their inclusion would have been anti-dilutive.

(u)         Prior Period Revisions

During the third quarter of fiscal 2008, the Company identified immaterial errors in accounting for the purchase of raw materials from certain suppliers which caused cost of sales and accounts payable to be overstated in prior periods.  The Company applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and revised prior period financial statements even though such revisions previously were immaterial to those financial statements.  Corrections of these errors are immaterial to the previously reported consolidated financial statements.  The tax effect of this cumulative accounting error was immaterial and was recorded in fiscal 2008.  In addition, the Company also made immaterial revisions to prior period consolidated statements of operations in order to gross up net sales and cost of sales from sales of raw materials that had previously been recorded as a net amount in cost of sales.  These revisions were immaterial with respect to all years as a percentage of the Company’s annual net sales, cost of sales and gross margin percentage and had no impact on previously reported gross profit or net income.

The following table represents the impact of the revision in the Company’s prior period consolidated statements of operations and balance sheets (in thousands except per share amounts):

	Fiscal year ended August 31, 2007
	Net Sales	Cost of Sales	Net Income	Basic Net Income Per share	Diluted Net Income Per Share
As reported	$828,372	$680,610	$55,922	$0.94	$0.88
Adjustments	16,255	14,444	1,811	0.03	0.03
As revised	$844,627	$695,054	$57,733	$0.97	$0.91

	Fiscal year ended August 25, 2006
	Net Sales	Cost of Sales	Net Income	Basic Net Income Per share	Diluted Net Income Per Share
As reported	$707,406	$580,835	$32,306	$0.60	$0.55
Adjustments	19,800	19,797	3	—	—
As revised	$727,206	$600,632	$32,309	$0.60	$0.55

	As of August 31, 2007
	Accounts Payable	Retained Earnings
As reported	$131,937	$117,839
Adjustments	(5,579)	5,579
As revised	$126,358	$123,418

The change in retained earning for the fiscal year ended August 26, 2005:
As of August 26, 2005
Retained Earnings
Balance as of August 26, 2005	$29,611
Prior period revisions	3,765
As revised as of August 26, 2005	$33,376

(v)         New Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the first quarter of fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.  The adoption of SFAS 157 as it relates to financial assets and financial liabilities measured on a recurring basis is not expected to have a significant effect on the Company’s financial position or results of operations.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market that is Not Active.  FSP FAS 157-3 clarifies the application of SFAS 157 when the market for a financial asset is inactive.  Specifically, FSP FAS 157-3 clarifies how management’s internal assumptions should be considered in measuring fair value when observable data are not present, observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  The guidance in FSP FAS 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

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

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF is to be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The Company currently recognizes these non-refundable advanced payments, if any, as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  SFAS 141R will be applied to business combinations occurring after the effective date and the Company will apply SFAS 141R as of that time. Early adoption is not permitted.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

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

On February 8, 2006, the Company used approximately $9.0 million of its proceeds from the initial public offering and made a one-time payment, which was expensed during the second quarter of fiscal 2006, to terminate the annual fees payable under its advisory service agreements with the entities affiliated with each of the three advisors.  In addition to the termination fee, the Company incurred approximately $1.3 million in advisory service fees pursuant to the advisory service agreements for the year ended August 25, 2006.  Accordingly, the Company did not incur any advisory service fees for the years ended August 29, 2008 and August 31, 2007.

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

(3)        Inventories

Inventories consisted of the following (in thousands):
	August 29, 2008	August 31, 2007
Raw materials	$28,122	$27,477
Work in process	4,899	4,815
Finished goods	29,409	32,813
	$62,430	$65,105

(4)        Net Property and Equipment

Property and equipment consisted of the following (in thousands):
	August 29, 2008	August 31, 2007
Buildings	$622	$717
Office furniture, software, computers, and equipment	5,156	5,189
Manufacturing equipment	55,727	40,636
Leasehold improvements	13,410	10,648
	74,915	57,190
Less accumulated depreciation and amortization	35,598	23,602
Net property and equipment	$39,317	$33,588

Depreciation and amortization expense was $12.7 million, $9.0 million and $6.3 million for the years ended August 29, 2008, August 31, 2007 and August 25, 2006, respectively.

(5)                 Income Taxes

The components of income tax expense for the years ended August 29, 2008, August 31, 2007, and August 25, 2006, are as follows (in thousands):

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Current:
Federal	$(102)	$(340)	$527
State	56	293	267
Foreign	9,124	9,235	3,799
	9,078	9,188	4,593
Deferred:
Federal and state	9,630	699	(3,776)
Foreign	(287)	(429)	97
	9,343	270	(3,679)
	$18,421	$9,458	$914

The effective income tax rate (expressed as a percentage of income before income taxes) varied from the U.S. statutory income tax rate for the years ended August 29, 2008, August 31, 2007, and August 25, 2006, as a result of the following items:

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxes at different rates	(17.2)	(12.1)	(12.1)
State income tax, net of federal tax benefit	—	0.8	0.9
Tax holiday — Malaysia	(10.7)	(5.6)	(9.7)
Change in valuation allowance	54.2	(3.6)	(11.4)
Non deductible in process research and development	5.6	—	—
Other, net	0.3	—	0.1
	67.2%	14.5%	2.8%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 29, 2008 and August 31, 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Accruals and allowances	$3,355	$3,499
Stock-based compensation	4,269	2,047
Credits carryover	1,624	724
Capital loss carryover	—	1,655
Property and equipment	—	12
Net operating loss carryover	17,118	12,999
Deferred tax assets	26,366	20,936
Valuation allowance	(22,172)	(10,856)
Net deferred tax assets	4,194	10,080
Deferred tax liabilities:
Deferred tax assets:
Property and equipment	(165)	—
Purchase accounting intangible	(3,333)	—
Deferred tax liabilities	(3,498)	—
Net deferred tax assets	$696	$10,080

As of August 29, 2008, the Company classified approximately $0.2 million of current deferred tax assets in other current assets and $0.5 million of non-current deferred tax liabilities in other non-current liabilities, respectively, on the accompanying consolidated balance sheets.

As of August 31, 2007, the Company classified approximately $1.7 million of current deferred tax assets in other current assets and $8.4 million of non-current deferred tax assets in other non-current assets, respectively, on the accompanying consolidated balance sheets.

As of August 31, 2008, the Company had U.S. (federal) and California (state) net operating loss carryovers of approximately $66.1 million and $37.9 million, respectively. The federal net operating loss carryovers will expire in 2011 through 2028 and the California net operating loss carryovers will expire in 2015 through 2020, in varying amounts, if not utilized.

The federal and California net operating loss carryovers are subject to an annual limitation as a result of a change of ownership as defined in Section 382 of the Internal Revenue Code. The annual limitation will not prevent the Company from using the net operating loss carryovers if sufficient income is earned in the carryover period.

For the year ended August 29, 2008, the Company recorded a $23 thousand tax benefit to additional paid in capital for excess tax deductions attributable to share-based payments that reduce taxes payable.

Pursuant to footnote 82 of SFAS No. 123R, Share-Based Payment, the additional tax benefit from excess tax deductions attributable to share based payments resulted in $17.0 million of federal net operating loss carryovers and $10.6 million of California net operating loss carryovers that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable.  The Company follows the ordering rules, which assume that stock option deductions are the last item to be considered in calculating taxes.

As of August 29, 2008, the Company has consolidated net deferred tax assets of approximately $0.7 million.  The valuation allowance on deferred tax assets increased by $11.3 million from $10.9 million as of August 31, 2007 to  $22.2 million as of August 29, 2008.  The valuation allowance as of August 29, 2008 and August 31, 2007 primarily relates to U.S. deferred tax assets.  At May 31, 2008 and at August 29, 2008, the Company’s management did not believe that the deferred tax assets from U.S. operations were realizable by considering future taxable income based on cumulative U.S. losses for the most recent three years of the Company.  Accordingly, during the third quarter of the fiscal year ending August 29, 2008, the Company recorded approximately $9.6 million deferred tax expense to increase the valuation allowance to a full valuation allowance on U.S. deferred tax assets.  The U.S. net deferred tax assets acquired and generated during the fiscal year ended August 29, 2008 of $1.7 million also have a full valuation allowance.

Provision has been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability.  The Company has not provided deferred income taxes on approximately $159.0 million of undistributed earnings from certain foreign operations as of August 29, 2008 because such earnings are intended to be reinvested indefinitely.  Of the $159.0 million of undistributed earnings, approximately $27.8 million would be included in U.S. taxable income of the Company, which would be offset, in whole or in part, by foreign tax credits.  The remainder of undistributed earnings of approximately $131.2 million would not be includable in U.S. taxable income, but would incur an insignificant amount of foreign country withholding taxes.

      Consolidated income before taxes for all periods presented consisted of the following (in thousands):

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
U.S	$(19,017)	$6,830	$410
Non-U.S	46,412	60,361	32,813
Total	$27,395	$67,191	$33,223

During the third quarter of fiscal 2005, the tax holiday (Pioneer Status) for the Company’s Malaysian operations, which was previously scheduled to expire in September 2004, was renewed through May 31, 2014. The Company expensed the deferred tax assets recorded in Malaysia upon receipt of the tax holiday during the third quarter of fiscal 2005. The renewal was effective retroactively to September 2004. The Company was also granted a tax holiday (International Procurement Company) for its Malaysian operations, effective for 10 years beginning April 30, 2004, subject to certain conditions. In addition, the Company was granted a continuing tax holiday for certain manufacturing operations in Puerto Rico, subject to certain conditions.  The net impact of these tax holidays in Malaysia and Puerto Rico was to decrease income tax expense by approximately $8.6 million in fiscal 2008 ($0.14 per basic ordinary share), approximately $11.5 million in fiscal 2007 ($0.19 per basic ordinary share), and approximately $11.3 million in fiscal 2006 ($0.21 per basic ordinary share).

As of September 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109.  The adoption of FIN 48 had no material effect on the financial statements.  The Company recognized a $0.2 million net decrease in the liabilities for unrecognized tax benefits, which was accounted for as an increase to the September 1, 2007 balance of retained earnings.  This adjustment was the cumulative effect of applying an enhanced measurement standard in accounting for uncertainty in income taxes under FIN 48 and was reported as an adjustment to the opening balance of retained earnings in the Consolidated Balance Sheet for fiscal 2008.

The total liability for gross unrecognized tax benefits included in our Consolidated Balance Sheet as of September 1, 2008 was approximately $0.3 million.  Other than the accrual of interest, there was no net change in the liability for gross unrecognized tax benefits during the current year.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):
Amount
Balance as of September 1, 2007
Increase in unrecognized tax benefits related to prior year tax positions	$0.3
Decreases in unrecognized tax benefits related to prior year tax positions	—
Increase in unrecognized tax benefits related to current year tax positions	—
Decrease in unrecognized tax benefits related to settlements with tax authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statue of limitations	—
Balance as of August 29, 2008	$0.3

As of August 29, 2008, the total amount of unrecognized tax benefits, included in other long-term liabilities on the accompanying consolidated balance sheet, was approximately $0.3 million, which would impact the effective tax rate if recognized.   The Company records interest and penalties on unrecognized tax benefits as income tax expense.  As of August 29, 2008, the Company expects no significant changes in the total unrecognized tax benefits within the next 12 months.

The Company’s U.S. subsidiaries file federal and state income/franchise tax returns in the U.S.  The tax periods ended August 2004 through August 2008 remain open to U.S. federal income tax examination.  In addition, any prior year that generated a net operating loss (NOL) carry forward available for use in taxable periods ending on or after August 2005 remains open to U.S. federal income tax examination.  Generally, in the major state jurisdictions, the tax periods ended August 2004 through August 2008 remain open to state income tax examination.
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

(6)	Accrued Expenses

Accrued expenses consisted of (in thousands):

	August 29, 2008	August 31, 2007
Accrued employee compensation	$8,251	$10,504
Income taxes payable	824	3,170
Accrued warranty	765	722
Other accrued liabilities	14,102	9,647
Total	$23,942	$24,043

(7)	Long Term Debt

Senior Secured Floating Rate Notes

On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the 144A Notes) in an offering exempted from registration by rule 144A and Regulation S under the Securities Act (the Offering). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets.  The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The Company filed an exchange offer registration statement that was declared effective on September 27, 2005, and all of the 144A Notes were exchanged for the Company’s Senior Secured Floating Rate Exchange Notes (the Notes) by October 27, 2005. The terms of the registered Notes were identical in all material respects to the terms of the 144A Notes, except that the Notes were registered under the Securities Act, and the transfer restrictions and registration rights related to the 144A Notes did not apply to the Notes.  On August 13, 2008, the Company filed Form 15 to de-register the Notes with the SEC pursuant to Rule 12g-4(a)(1) to suspend  the Company’s remaining reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes.  The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions.  The Company has identified an exception to compliance relating to the reporting under Rule 3-16 of Regulation S-X under the Securities Act of 1933, as amended, with respect to the fiscal year ending August 25, 2006.  Rule 3-16 requires the filing of the financial statements for certain subsidiaries who pledged stock to secure the Notes.  The Company has commenced efforts to remedy this exception in a timely manner.  This exception will be noted in our annual compliance certificate to be submitted to the trustee of the Notes if it is not remedied prior to submission.

The net proceeds from the Offering of approximately $120.1 million were used to repay outstanding indebtedness of approximately $42.3 million under the Company’s existing revolving loan and security agreement, redeem all of the outstanding shares of the Company’s Series A redeemable preferred shares for an aggregate amount of approximately $65.1 million, with the remaining approximately $12.7 million used for general corporate purposes.

The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying consolidated balance sheets. Debt issuance costs related to the Notes were being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.

As of August 29, 2008, the aggregate principal amount outstanding under the Notes was $81.3 million.

Senior Secured Revolving Line of Credit

SMART had a revolving loan and security agreement (the Loan and Security Agreement) with Wells Fargo Foothill, Inc., La Salle Business Credit, LLC and Congress Financial Corporation (Western) that allowed SMART to borrow up to $100 million. The ability to draw funds under this credit facility was dependent upon sufficient collateral and meeting certain financial covenants, including the maintenance of certain financial ratios. There also were restrictions on payment of dividends and restrictions on the amount of ordinary shares that could be repurchased annually. Interest on borrowings was calculated based on prime rate plus a margin of up to 1%, or based on LIBOR plus margins between 1.5% and 2.5%, depending on loan availability.

Contemporaneous with the closing of the Offering of the 144A Notes, the Company amended and restated the Loan and Security Agreement with its lenders, providing for a new senior secured credit facility with Wells Fargo Foothill, Inc. (Foothill Credit Facility), which was further amended and restated during the third fiscal quarter as described below. The Foothill Credit Facility provided for up to $35.0 million of aggregate borrowing capacity ($20.0 million of which could have been in the form of letters of credit), subject to a borrowing base calculated by reference to the amounts of eligible accounts and eligible inventory owned by the Company. Borrowings under the Foothill Credit Facility bore interest at a rate equal to, at the Company’s option, either (i) the base rate (the prime rate most recently announced by the agent) or (ii) the applicable reserve adjusted LIBOR, in each case, plus the applicable margin. The margin on base rate borrowings could have ranged from 0% to 0.5%, and the margin on LIBOR borrowings could have ranged from 1.25% to 2.25%, in each case depending on the amount of unrestricted cash and excess availability under the Foothill Credit Facility. The Foothill Credit Facility had been available for general corporate purposes through March 28, 2009, unless earlier terminated.

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

As of August 29, 2008, the WF Credit Facility was undrawn and had available borrowing capacity of $50.0 million.

(8)	Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and WF Credit Facility approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Notes is determined by market trading and approximates their carrying value as of August 29, 2008.

Derivative Instruments

The Company has entered into two interest swap agreements (The Swaps), one of which is expired and one of which is outstanding. The Swaps are for approximately $41.3 million and $40.0 million in notional amounts (Notional Amounts) with expiration dates of April 1, 2008 and April 28, 2010 (Expiration Dates), respectively. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. Under the terms of the Swaps, the Company pays fixed interest rates of 9.78% and 9.97% related to the above Notional Amounts, respectively. In exchange, the Company receives interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps essentially replace the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective Expiration Dates. The Swaps were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swap that expired on April 1, 2008 became ineffective as a hedge as defined under the provisions of SFAS No. 133 at the end of the first fiscal quarter of 2008. Accordingly, the Company recorded an insignificant change in fair market value of this swap to other expense in its consolidated statement of operations for the year ended August 29, 2008. During the period of swap effectiveness, the changes in fair values were reflected in other comprehensive income.

The total fair value of the outstanding derivative instruments referred to above was a liability of approximately $1.0 million and an asset of approximately $0.6 million as of August 29, 2008 and August 31, 2007, respectively.

For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.

(9)	Employee Benefit Plans

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

The following table summarizes options outstanding as of August 29, 2008 (shares in thousands):

Options Outstanding				Options Vested
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Vested	Weighted Average Exercise Price
$0.17	1,869	5.8	$0.17	1,864	$0.17
$0.98 – 4.71	1,355	7.1	$3.00	904	$2.83
$4.92-6.29	195	9.7	$5.51	1	$5.19
$6.31	900	9.4	$6.31	1	$6.31
$7.22-7.28	264	9.0	$7.26	52	$7.24
$7.50	1,641	9.1	$7.50	341	$7.50
$7.84-9.39	534	8.0	$8.68	223	$8.57
$9.97	1,231	8.1	$9.97	571	$9.97
$11.35-14.96	461	8.6	$12.92	172	$12.91
$15.01	8	8.8	$15.01	2	$15.01
$0.17 – 15.01	8,458	7.8	$5.72	4,131	$3.80

(b)         Savings and Retirement Program

The Company provides a 401(k) Plan which provides for tax deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the years ended August 29, 2008, August 31, 2007, and August 25, 2006 were approximately $1.0 million, $0.9 million, and $0.6 million respectively.

(10)	Commitments and Contingencies

(a)         Commitments

Rent expense for the years ended August 29, 2008, August 31, 2007 and August 25, 2006 was approximately $2.9 million, $2.3 million and $2.1 million, respectively. As of August 29, 2008, the Company also has commitments under operating leases for other facilities and equipment.

Future minimum lease payments under all leases are as follows (in thousands):
Year Ending August
2009	$2,363
2010	1,389
2011	1,214
2012	920
2013	256
2014 and thereafter	-
$6,142

(b)         Product Warranties

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Beginning accrued warranty reserve	$722	$505	$1,044
Warranty claims	(1,208)	(1,361)	(1,430)
Provision for product warranties	1,251	1,578	891
Ending accrued warranty reserve	$765	$722	$505

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

(c)         Legal Matters

From time to time the Company has been involved in disputes and legal actions arising in the ordinary course of business. In the Company’s opinion, the estimated resolution of these disputes and legal actions is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

        (d)         Contingencies

During its third quarter of fiscal 2007, the Company identified certain discrepancies in the invoicing of certain products that it sold in the Brazilian market in fiscal 2006. Some of the Company’s imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impact the customers’ eligibility for tax incentives.  The Company assessed the impact arising from these discrepancies and noted that the customers had access to other information to determine the origin of the products and may not have relied on the information contained in the invoices for computing their tax liability.  Also, the revenues related to these invoices were not material to the Company’s operations.  Therefore, the Company believes that the likelihood of any liability arising from these discrepancies in the invoices is remote and as such, is not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company that certain tax credits transferred during 2004 between two Brazilian entities may not have represented an authorized transfer.  These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004.   A notice was received from the Sao Paulo, Brazil Tax Authorities by SMART on October 3, 2008 providing an assessment of approximately $3.5 million including interest and penalties, related to the transfer of these credits.  SMART has notified Solectron and its parent company, Flextronics International Ltd., of this assessment, and under the terms of the indemnity agreement Flextronics has elected to assume responsibility for the appeals process for this case on SMART's behalf.  In the Company’s fourth quarter of fiscal 2008 it recorded both a tax liability and a corresponding indemnity receivable for approximately $3.5 million.   The Company believes that the likelihood of any material loss arising from these matters is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

(11)             Restructuring

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

During the fourth quarter of fiscal 2008, the Company initiated a restructuring plan to reduce operating expenses and improve operating margins and cash flows by consolidating certain operations in Asia and the Caribbean.  The intent of the plan is to decrease the Company’s cost structure through workforce reductions and facility and resource consolidation.  Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease costs associated with the closure of our Dominican Republic facility, charges for assets written off and other costs.

The following table summarizes the restructuring accrual activity for the years ended August 29, 2008 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Provision	$712	$966	$260	$1,938
Non-cash charges	—	(966)	—	(966)
Cash payment	(140)	—	(2)	(142)
Accrual as of August 29, 2008	$572	$—	$258	$830

All severance payments and severance-related benefits accrued as of August 29, 2008 will be paid in the Company’s fiscal 2009.  Total restructuring costs accrued as of August 29, 2008 were approximately $0.8 million and are recorded in accrued expenses in the Consolidated Balance Sheets.  There were no restructuring activities in fiscal years 2007 and 2006.

 (12)             Segment Information and Geographic Information

With the acquisition of Adtron in fiscal 2008, based on information regularly reviewed by the chief operating decision maker to evaluate Adtron’s performance and to allocate resources to Adtron, the Company revised its segment reporting to include Adtron as a separate segment.  The Company now operates in two business segments, the Memory, Embedded, & Display Segment and the Adtron Segment.   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following tables present summarized information by segment or geographic area:

Property and equipment, net,  and certain results of operations by segment (in thousands):

	Fiscal Year Ended August 29, 2008	Fiscal Year Ended August 31, 2007
	(In thousands)
Property and equipment, net:
Memory, Embedded, & Display	$38,772	$33,588
Adtron	545	—
Total property and equipment, net	39,317	33,588

	Memory, Embedded, & Display	Adtron	Total
Year Ended August 29, 2008
Net sales	$662,781	$7,370	$670,151
Gross profit	116,589	3,142	119,731
Depreciation and amortization	12,112	588	12,700
Income (loss) from operations	36,365	(6,172)	30,193

Year Ended August 31, 2007
Net sales	$844,627	$—	$844,627
Gross profit	149,573	—	149,573
Depreciation and amortization	9,031	—	9,031
Income from operations	73,638	—	73,638

Year Ended August 25, 2006
Net sales	$727,206	$—	$727,206
Gross profit	126,574	—	126,574
Depreciation and amortization	8,673	—	8,673
Income from operations	45,809	—	45,809

Net sales and property and equipment, net, by geographic area (in thousands):

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Geographic net sales:
U.S.A.	$374,425	$532,691	$453,556
Other North and Latin America	128,032	142,887	87,512
Europe	67,266	56,090	58,730
Asia	100,428	112,959	127,408
	$670,151	$844,627	$727,206

	August 29, 2008	August 31, 2007
Property and equipment, net:
U.S.A.	$6,679	$6,591
Other North and Latin America	28,492	22,322
Europe	59	24
Asia	4,087	4,651
	$39,317	$33,588

(13)              Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of the fiscal period of 10% or more of our total net accounts receivables, are as follows (dollars in thousands):

	Year Ended August 29, 2008		Year Ended August 31, 2007		Year Ended August 25, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
Customer A	$259,639	39%	$394,202	47%	$319,091	44%
Customer B	$83,710	12%	$107,739	13%	$99,892	14%
Customer C	$39,067	6%	$48,954	6%	$36,698	7%

As of August 29, 2008, approximately 32%, 19% and 28% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 31, 2007, approximately 38%, 32% and 12% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

 (14)             Other Income, Net

The following table provides the detail of other income, net as follows (in thousands):

	Year Ended August 29, 2008	Year Ended August 31, 2007	Year Ended August 25, 2006
Gain on derivative instruments	$40	$—	$2,287
Foreign currency gains (losses)	2,415	922	(175)
Other	102	12	455
Total	$2,557	$934	$2,567

(15)              Interest Expense

Interest expense for the year ended August 25, 2006 includes a charge of approximately $5.9 million related to the redemption of $43.8 million in principal amount of the Notes. This charge is comprised of a approximately $4.4 million redemption premium and the write-off of approximately $1.5 million of unamortized debt issuance costs.

(16)              Subsidiary Guarantors

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

(17)              Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters.

	Three Months Ended
	November 24, 2006(1)	March 2, 2007(1)	June 1, 2007(1)	August 31, 2007(1)	November 30, 2007	February 29, 2008	May 30, 2008		August 29, 2008
	(In thousands, except for per share data)
Statement of Operations Data(1):
Net Sales	$243,452	$243,260	$189,246	$168,669	$177,373	$164,497		$167,615		$160,666
Cost of Sales	205,801	201,615	151,130	136,508	143,279	131,609		139,803		135,729
Gross Profit	37,651	41,645	38,116	32,161	34,094	32,888		27,812		24,937
Operating expenses:
Research and development	4,040	4,450	4,107	3,786	4,685	4,624		9,818		5,437
Selling, general and administrative	14,254	16,756	14,207	14,335	15,061	14,331		15,393		15,064
Restructuring and Impairment	--	--	--	--	--	--		--		5,125
Total operating expenses	18,294	21,206	18,314	18,121	19,746	18,955		25,211		25,626
Income (loss) from operations	19,357	20,439	19,802	14,040	14,348	13,933		2,601		(689)
Interest expense, net	(2,087)	(2,336)	(1,775)	(1,183)	(1,024)	(1,327)		(1,468)		(1,536)
Other income (expense), net	(71)	(265)	696	574	1,422	373		255		507
Total other expense	(2,158)	(2,601)	(1,079)	(609)	398	(954)		(1,213)		(1,029)
Income before provision (benefit) for income taxes	17,199	17,838	18,723	13,431	14,746	12,979		1,388		(1,718)
Provision (benefit) for income taxes	2,907	3,385	3,357	(191)	2,681	1,539		12,391		1,810
Net income (loss)	$14,292	$14,453	$15,366	$13,622	$12,065	$11,440		$(11,003)		$(3,528)
Net income (loss) per ordinary share, basic	$0.24	$0.24	$0.26	$0.23	$0.20	$0.19	$	(0.18)	$	(0.06)
Shares used in computing basic net income per ordinary share	58,663	59,396	60,015	60,487	60,695	60,869		61,027		61,348
Net income (loss) per ordinary share, diluted	$0.23	$0.23	$0.24	$0.21	$0.19	$0.18	$	(0.18)	$	(0.06)
Shares used in computing diluted income per ordinary share	63,488	63,790	63,894	63,975	63,656	63,713		61,027		61,348
_________
(1) Certain prior period amounts revised. See Note 1(u) of Notes to Condensed Consolidated Financial Statements.

During the fourth quarter of fiscal 2007, the Company recorded an income tax benefit of approximately $2.4 million, related to the reduction in the valuation allowance of its deferred tax assets. Also, included in the Company’s results for the fourth quarter of 2007 are an approximately $1.7 million benefit due to the reversal of inventory reserve related to end-of-life inventory that we disposed of at cost, and an approximately $0.5 million gain related to the release of a provision related to a legal claim no longer considered required.

During the third quarter of fiscal 2008, the Company recorded an income tax increase of $9.6 million related to the increase in the valuation allowance of its deferred tax assets as the Company concluded that it is not more likely than not that its U.S. operations will generate sufficient earning to recover the deferred tax assets.  Also, during the fourth quarter of fiscal 2008, the Company recorded a restructuring charge of $1.9 million related to severance, facility and other exit costs incurred primarily from the consolidation of certain operations in Asia and the Caribbean and a goodwill impairment charge of $3.2 million in the Company’s Memory, Embedded, & Display Segment.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The consolidated financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Year	Charged to Operations	(Deductions)	Balance at End of Year
	(In thousands)
Year ended August 29, 2008: Allowance for doubtful accounts receivable, credits and returns	$2,517	$1,160	$(2,160)	$1,517
Year ended August 31, 2007: Allowance for doubtful accounts receivable, credits and returns	$2,592	$2,550	$(2,625)	$2,517
Year ended August 25, 2006: Allowance for doubtful accounts receivable, credits and returns	$2,629	$4,323	$(4,360)	$2,592

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

Date:           November 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAIN MACKENZIE	President, Chief Executive	November 12, 2008
Iain MacKenzie	Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)

/s/ MICHAEL GENNARO	Principal Financial	November 12, 2008
Michael Gennaro	Officer
(Principal Financial Officer)

/s/ AJAY SHAH	Chairman of the Board of Directors	November 12, 2008
Ajay Shah

/s/ EUGENE FRANTZ	Director	November 12, 2008
Eugene Frantz

/s/ DIPANJAN DEB	Director	November 12, 2008
Dipanjan Deb

/s/ HARRY W.(WEBB) MCKINNEY	Director	November 12, 2008
Harry W. (Webb) McKinney

/s/ D. SCOTT MERCER	Director	November 12, 2008
D. Scott Mercer

/s/ MUKESH PATEL	Director	November 12, 2008
Mukesh Patel

/s/ CHONG SUP PARK	Director	November 12, 2008
Chong Sup Park

/s/ CLIFTON THOMAS WEATHERFORD	Director	November 12, 2008
Clifton Thomas Weatherford

EXHIBIT INDEX

Exhibit No.		Document

2	.1*
 Transaction Agreement, dated February 11, 2004, by and among Solectron Corporation, Solectron Global Holdings L.P., Solectron Serviços E Manufactura Do Brasil Ltda., SMART Modular Technologies, Inc., Modular, Inc., Modular Merger Corporation and Modular (Cayman) Inc.

3	.1*(1)	Form of Amended and Restated Memorandum of Association of the Company
3	.2*(1)	Form of Amended and Restated Articles of Association of the Company
4	.1*(2)	Indenture, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.2*(2)	Registration Rights Agreement dated as of March 28, 2005 between the Company, the guarantors party thereto, Citigroup Global Markets Inc. and Lehman Brothers, Inc.
4	.3*(2)	Form of Note (included in Exhibit 4.1)
4	.4*(2)	Form of Exchange Note (included in Exhibit 4.1)
4	.5*(2)	Security Agreement, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.6*(2)	Intercreditor Agreement, dated as of March 28, 2005, among Wells Fargo Foothill, Inc., as Credit Agent, U.S. Bank National Association, as trustee, and the Company
4	.7*(2)	Intercompany Subordination Agreement, dated as of March 28, 2005, among U.S. Bank National Association, as trustee, the Company and the other obligors party thereto
4	.8*(1)	Form of Shareholders’ Agreement among the Company and certain other parties named therein
4.9		[Reserved]
4	.10(2)
 Amended and Restated Loan and Security Agreement, dated as of March 28, 2005, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, and certain other persons named therein

4	.11(2)
 Amended and Restated Intercompany Subordination Agreement, dated as of March 28, 2005, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico), Inc., Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein

4	.12*(2)	First Amendment to Guaranty, dated April 20, 2005, among Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein
10	.1(2)	Form of Indemnification Agreement
10	.2*(1)	Form of Amended and Restated Stock Incentive Plan
10	.3*(1)	Form of Stock Option Agreement
10	.4*(2)	Offer Letter, dated February 11, 2004, from Modular, L.L.C. to Iain MacKenzie
10	.5*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Alan Marten
10	.6*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Wayne Eisenberg
10	.7*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Michael Rubino
10	.8*(2)	Offer Letter, dated February 12, 2004, from Modular, L.L.C. to Jack A. Pacheco
10	.9*(2)	USD $40,000,000 Interest Rate Swap Transaction, dated April 26, 2005, between the Company and Wells Fargo Foothill, Inc.
10	.10*(2)	USD $41,250,000 Interest Rate Swap Transaction, dated April 26, 2005, between the Company and Wells Fargo Foothill, Inc.
10	.11*(2)	ISDA Master Agreement, dated as of April 20, 2005, between Wells Fargo Foothill, Inc. and SMART Modular Technologies (WWH), Inc.
10	.12*(2)	Lease Agreement, dated April 16, 2004, by and between Solectron USA, Inc. and SMART Modular Technologies, Inc., as amended (relating to the property at 4211 Starboard Drive, Fremont, California)
10	.13*(3)	Corporate Purchase Agreement, dated as of May 1, 2001, by Compaq Computer Corporation and by SMART Modular Technologies, Inc.
10	.14*(4)	Amendment to Corporate Purchase Agreement, dated September 1, 2004, between SMART Modular Technologies, Inc. and Hewlett-Packard Company

Exhibit No.	Document

10	.15*(4)	Amendment Number 2 to Corporate Purchase Agreement, dated January 20, 2005, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.16*(2)	Advisory Agreement, dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.17*(2)	Letter Amendment, dated June 17, 2005, to Advisory Agreement dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.18*(2)	Advisory Agreement, dated April 16, 2004, among SMART Modular Technologies, Inc., T3 GenPar II, L.P., TPG GenPar III, L.P., and TPG GenPar IV, L.P.
10	.19*(2)	Advisory Agreement, dated April 16, 2004, between SMART Modular Technologies, Inc. and Francisco Partners, L.P.
10	.20*(1)	Form of Amendment No. 2 to the Advisory Agreement filed as Exhibit 10.16
10	.21*(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.18
10	.22*(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.19
10	.23*(1)	Form of Amended and Restated Indemnification Agreement
10	.23*(5)	Employment Agreement of Iain MacKenzie, dated December 18, 2007
10	.24*(6)
Agreement and Plan of Merger, dated February 12, 2008, by and among Adtron Corporation, SMART Modular Technologies, Inc., and Armor Acquisition Corporation (“Merger Sub”) and Alan Fitzgerald (“Equity Holders’ Representative”)

10	.25*(7)	Consulting Agreement, effective as of April 30, 2008, between SMART Modular Technologies (WWH), Inc. and FLG Partners, LLC
10	.26*(8)	Employment Agreement of Barry Zwarenstein, dated July 19, 2008
10.27		SMART Modular Technologies, Inc. 2009 RSU Time-based Agreement
10.28		SMART Modular Technologies, Inc. 2009 Performance-based Agreement
14	.1*(9)	SMART Modular Technologies Code of Ethics for Officers and Directors
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Auditors
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on November 30, 2005 (File No. 333-129134).
*(1)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed on January 10, 2006 (File No. 333-129134).
*(2)	Incorporated by reference to the Exhibits filled with the Company’s Registration Statement on Form S-4, filed on August 11, 2005 (File No. 333-127442).
*(3)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on December 20, 2005 (File No. 333-129134).
*(4)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on October 19, 2005 (File No. 333-129134).
*(5)	Incorporated by reference to the Exhibit file with the Company’s Quarterly Report on Form-10Q, filed on January 4, 2008, (File No. 000-51771)
*(6)	Incorporated by reference to the Exhibit file with the Company’s Quarterly Report on Form-10Q, filed on April 4, 2008, (File No. 000-51771)
*(7)	Incorporated by reference to the Exhibit file with the Company’s Current Report on Form 8-K, filed on April 30 2008, (File No. 000-51771)
*(8)	Incorporated by reference to the Exhibit file with the Company’s Current Report on Form 8-K, filed on September 10 2008, (File No. 000-51771)
*(9)	Incorporated by reference to the Exhibit file with the Company's Annual Report on Form 10-K, filed on November 13, 2007, (File No. 000-51771)