Form 10-Q
period 2008-11-28
SMART Modular Technologies (WWH), Inc.
filed 2009-01-06
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2008

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

The number of registrant’s ordinary shares outstanding as of January 2, 2009 was 61,649,559.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 28, 2008	August 29, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$137,261	$115,994
Accounts receivable, net of allowances of $2,104 and $1,517 as of November 28, 2008 and August 29, 2008, respectively	149,245	193,736
Inventories	78,533	62,430
Prepaid expenses and other current assets	12,151	14,973
Total current assets	377,190	387,133
Property and equipment, net	32,549	39,317
Goodwill	—	7,210
Other intangible assets, net	8,296	8,545
Other non-current assets	4,806	4,943
Total assets	$422,841	$447,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$94,752	$93,482
Accrued expenses and other current liabilities	20,923	23,942
Total current liabilities	115,675	117,424
Long-term debt	81,250	81,250
Other long-term liabilities	1,915	1,568
Total liabilities	198,840	$200,242
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 61,620,775 and 61,361,137 shares issued and outstanding as of November 28, 2008 and August 29, 2008, respectively	10	10
Additional paid-in capital	102,427	100,234
Deferred stock-based compensation	(58)	(91)
Accumulated other comprehensive income (loss)	(4,121)	14,132
Retained earnings	125,743	132,621
Total shareholders’ equity	224,001	246,906
Total liabilities and shareholders’ equity	$422,841	$447,148

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
	(In thousands, except per share data)

Net sales	$140,775	$177,373
Cost of sales *	114,959	143,279
Gross profit	25,816	34,094
Research and development *	5,436	4,685
Selling, general and administrative *	14,467	15,061
Restructuring charges	886	—
Impairment of goodwill	7,210	—
Total operating expenses	27,999	19,746
Income (loss) from operations	(2,183)	14,348
Interest expense	(2,355)	(2,423)
Interest income	603	1,399
Other income (expense), net	(766)	1,422
Total other income (expense), net	(2,518)	398
Income (loss) before provision for income taxes	(4,701)	14,746
Provision for income taxes	2,177	2,681
Net income (loss)	$(6,878)	$12,065
Net income (loss) per ordinary share, basic	$(0.11)	$0.20
Shares used in computing basic net income (loss) per ordinary share	61,507	60,695
Net income (loss) per ordinary share, diluted	$(0.11)	$0.19
Shares used in computing diluted net income (loss) per ordinary share	61,507	63,656

____________ * Stock-based compensation by category:

Cost of sales	$201	$178
Research and development	431	387
Selling, general and administrative	1,155	1,074

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007

Net income (loss)	$(6,878)	$12,065
Other comprehensive income (loss):
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	(345)	(741)
Foreign currency translation adjustments	(17,908)	3,305
Comprehensive income (loss)	$(25,131)	$14,629

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$28,639	$(26,902)
Cash flows from investing activities:
Capital expenditures	(3,773)	(3,828)
Cash deposits on equipment	(795)	(1,311)
Proceeds from sale of property and equipment	60	—
Net cash used in investing activities	(4,508)	(5,139)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares from stock option exercises	439	86
Excess tax benefits from share-based compensation	—	71
Borrowings under revolving line of credit	—	11,500
Repayments on revolving line of credit	—	(11,500)
Net cash provided by financing activities	439	157
Effect of exchange rate changes on cash and cash equivalents	(3,303)	551
Net increase (decrease) in cash and cash equivalents	21,267	(31,333)
Cash and cash equivalents at beginning of period	115,994	144,147
Cash and cash equivalents at end of period	$137,261	$112,814

Supplemental disclosures of cash flow information:

Non-cash activities:
Decline in fair value of derivative instruments	377	1,030

Cash paid during the period for:
Interest	1,880	2,211
Income taxes	2,121	2,251

 See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) are as of November 28, 2008 and August 29, 2008 and for the three months ended November 28, 2008 and November 30, 2007. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 28, 2009. In the opinion of the Company’s management, the unaudited interim financial statements reflects all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 29, 2008, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

        The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Fremont, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil.  All financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (SMART Brazil) is included in the Company’s consolidated financial statements on a one month lag.  The effect of the one month lag for the operations of SMART Brazil is not significant to the Company’s financial position and results of operations.  All intercompany balances and transactions have been eliminated upon consolidation.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    Product and Service Revenue

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB104”). Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

In addition, the Company has certain transactions with select customers that are accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product.  Gross amounts billed to customers for services transactions totaled approximately $198.2 million and $275.2 million for the three months ended November 28, 2008 and November 30, 2007, respectively. Total service revenue recorded for the three months ended November 28, 2008 and November 30, 2007 amounted to approximately $12.0 million and $11.1 million, respectively.

    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS No. 157 as of August 30, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company elected the one-year deferral option and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a non-recurring basis until the fiscal year beginning August 29, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment, and those initially measured at fair value in a business combination.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurements attributes the Company elects for similar types of assets and liabilities.  The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009.  The Company has elected the option not to measure eligible financial instruments at fair value allowable under SFAS 159 and believes that this election will not have a material impact on its financial position or results of operations.

        In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. EITF 07-3 is to be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations and financial condition.

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

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company currently adheres to the GAAP hierarchy as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

NOTE 2 - Stock-Based Compensation

Stock Options

        The Company’s equity incentive plan provides for grants of options to employees and independent directors of the Company to purchase (upon vesting) the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of November 28, 2008, there were 11,233,190 ordinary shares reserved for issuance under this plan, of which 1,171,278 ordinary shares represents the number of shares available for grant.

        Prior to fiscal 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related pronouncements. Under this method, compensation expense was recorded only if the deemed fair value of the underlying shares exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on a straight-line basis over the vesting period of each grant, generally four years.

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

Restricted Stock Units (RSUs)

The Company’s equity incentive plan also provides for grants of RSUs, and, beginning with the first quarter of fiscal 2009, the Company began issuing performance-based and timed-based RSUs.  Generally, under the terms of each RSU agreement, RSUs vest over a one year period and is subject to the employee’s continuing service to the Company.  In accordance with SFAS No. 123R, the cost of each RSU is determined using the fair value of the Company’s ordinary share on the date of grant and compensation cost is recognized over a deemed vesting period of one to two years.  Performance-based RSUs are granted upon the Company’s achievement of certain predetermined financial goals.  The Company estimates the likelihood of such performance goals being achieved and recognizes the related stock-based compensation cost for each reporting period, if any.  The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance goals.  If such performance goals are not met or are not expected to be met, then no compensation cost is recognized and any previously recognized compensation expense is reversed.  The weighted average grant date fair value of the 5,000 time-based RSUs granted during the three months ended November 28, 2008 was $2.84 per RSU.  There was no stock-based compensation cost related to the performance-based RSUs for the three months ended November 28, 2008.

Summary of Assumptions and Activity

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended November 28, 2008 is based on the historical volatility of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
Stock options:
Expected term (years)	5.3	5.0
Expected volatility	57%	51%
Risk-free interest rate	2.01%	3.74%
Expected dividends	—	—

A summary of option activity as of and for the three months ended November 28, 2008, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at August 29, 2008	8,458	$5.72
Options granted	2,041	2.83
Options exercised	(260)	1.69
Options forfeited	(177)	8.85
Options outstanding at November 28, 2008	10,062	$5.18	8.0	$1,325
Options exercisable at November 28, 2008	4,325	$4.21	6.7	$1,324
Options vested and expected to vest at November 28, 2008	9,431	$5.14	7.9	$1,325

        The Black-Scholes weighted average fair value of the shares underlying options granted during the three months ended November 28, 2008 and November 30, 2007 was $1.46 and $3.67 per option, respectively. The total intrinsic value of stock options exercised during the three months ended November 28, 2008, and November 30, 2007 was approximately $0.2 million and $1.6 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.  Total SFAS No. 123R compensation expense recognized for the three months ended November 28, 2008 and November 30, 2007 was approximately $1.8 million and $1.6 million, respectively.

A summary of the status of the Company’s non-vested stock options as of November 28, 2008, and changes during the three months ended November 28, 2008, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested stock options at August 29, 2008	4,328	$4.38
Non-vested stock options granted	2,041	1.46
Vested stock options	(454)	4.18
Forfeited stock options	(177)	5.20
Non-vested stock options at November 28, 2008	5,737	$3.39

As of November 28, 2008, there was approximately $19.3 million of total unrecognized compensation expense related to stock option compensation arrangements, which is expected to be recognized over the weighted average period of 3.0 years. The total fair value of shares underlying stock options vested during the three months ended November 28, 2008 was approximately $1.9 million.

NOTE 3 — Goodwill and Other Intangible Assets, net

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment test of its two reporting units (Memory, Embedded, & Display reporting unit and Adtron reporting unit) annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows and considering the market price of the Company’s ordinary shares, and comparing the fair value to the carrying value of the reporting unit, including goodwill.

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

        Based on the accelerated deterioration of the macroeconomic conditions, erosion of market capitalization, the Company’s business outlook for fiscal 2009 and the broad downward movement in equity valuations during the first fiscal quarter of 2009, the Company conducted an impairment test of goodwill and determined that goodwill from its Adtron reporting unit was impaired because the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. Accordingly, a charge of $7.2 million was recorded in the condensed consolidated statement of operations for the three months ended November 28, 2008.  In addition, the Company conducted an impairment test of its intangible and other long-lived assets as of November 28, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and found no impairment of intangible and other long-lived assets.

Presented below are the changes in the Company’s goodwill by reporting segment for the there months ended November 28, 2008 (in thousands):

	August 29, 2008	Acquisition/ (Impairment)	November 28, 2008
Reporting unit:
Memory, Embedded, & Display	$—	$—	$—
Adtron	7,210	(7,210)	—
Total Goodwill	$7,210	$(7,210)	$—

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of November 28, 2008 (in thousands):

	Weighted Avg. Life (years)	Fair Value at Date of Acquisition	Accumulated Amortization	Carrying Value at November 28, 2008
Amortized intangible assets:
Leasehold interest	3	$260	$61	$199
Product names	9	60	6	54
Customer relationships	10	3,700	270	3,430
Non-compete agreement	2	220	78	142
Company trade name	20	2,040	74	1,966
Technology	7	2,800	295	2,505
Total	11	$9,080	$784	$8,296

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of August 29, 2008 (in thousands):

	Weighted Avg. Life (years)	Fair Value at Date of Acquisition	Accumulated Amortization	Carrying Value at August 29, 2008
Amortized intangible assets:
Leasehold interest	3	$260	$41	$219
Product names	9	60	3	57
Customer relationships	10	3,700	185	3,515
Non-compete agreement	2	220	55	165
Company trade name	20	2,040	51	1,989
Technology	7	2,800	200	2,600
Total	11	$9,080	$535	$8,545

Amortization expense related to identifiable intangible assets totaled approximately $0.2 million and zero for the three months ended November 28, 2008 and November 30, 2007, respectively.  Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:
Remainder of 2009	$821
2010	1,015
2011	936
2012	879
2013	879
Thereafter	3,766
Total	$8,296

NOTE 4 — Net Income (Loss) Per Share

Basic net income per ordinary share is calculated by dividing net income by the weighted average of ordinary shares outstanding during the period. Diluted net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units computed using the treasury stock method.

The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
Numerator:
Net income (loss)	$(6,878)	$12,065
Denominator:
Weighted average ordinary shares	61,511	60,695
Less: Weighted average unvested RSU subject to repurchase	(4)	—
Shares used in computing basic net income per share	61,507	60,695
Effect of dilutive securities:
Stock options	—	2,961
Total ordinary shares, diluted	61,507	63,656
Net income (loss) per ordinary share, basic	$(0.11)	$0.20
Net income (loss) per ordinary share, diluted	$(0.11)	$0.19

For the computation of net loss per share for the three months ended November 28, 2008, the Company excluded 9,386,269 shares underlying stock options from the calculation of the net loss per share as their inclusion would have been anti-dilutive. The Company excluded 3,597,773 shares underlying stock options from the computation of diluted net income per ordinary share for the three months ended November 30, 2007, as their inclusion would have been anti-dilutive.

NOTE 5 — Inventories

Inventories consist of the following as of November 28, 2008 and August 29, 2008 (in thousands):

	November 28, 2008	August 29, 2008
Raw materials	$25,896	$28,122
Work-in process	6,855	4,899
Finished goods	45,782	29,409
	$78,533	$62,430

NOTE 6 — Income Taxes

The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
Current	$2,192	$2,668
Deferred	(15)	13
Total	$2,177	$2,681

Worldwide income (loss) before provision for income taxes for the three months ended November 28, 2008 and November 30, 2007, consisted of the following components (in thousands):

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
U.S. loss	$(12,329)	$(4,611)
Non-U.S. income	7,628	19,357
Total	$(4,701)	$14,746

The effective tax rates for the three months ended November 28, 2008 and November 30, 2007 were approximately -46% (representing tax expense and a pre-tax loss) and 19% respectively.  For the three months ended November 28, 2008, the effective tax rate differs from the 35% U.S. statutory tax rate principally due to losses in the United States generating no tax benefit (due to the full valuation allowance on U.S. deferred tax assets) and the $7.2 million write-down of non-deductible goodwill.  These special items increasing the effective tax rate were partially offset by a decline in the effective tax rate from profits being generated in non-U.S. lower tax rate jurisdictions.  Excluding the impact of the $7.2 million charge for non-deductible goodwill write down, the effective tax rate for the three months ended November 28, 2008 was 87%.  The increase in our effective tax rate was principally due to these items as described above for the three months ended November 28, 2008, when compared to the three months ended November 30, 2007.

On September 1, 2007, the Company adopted FIN No. 48, which clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109.  The adoption of FIN No. 48 had no material effect on the financial statements.  The Company recognized a $0.2 million net decrease in liabilities for unrecognized tax benefits, which was accounted for as an increase to the September 1, 2007 balance of retained earnings.  This adjustment was the cumulative effect of applying an enhanced measurement standard in accounting for uncertainty in income taxes under FIN No. 48 and was reported as an adjustment to the opening balance of retained earnings in the Condensed Consolidated Balance Sheet for fiscal 2008.

As of November 28, 2008, the Company evaluated its valuation allowance in accordance with SFAS No. 109 to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years.  The Company has a cumulative loss for the current year plus the two preceding years for the U.S.  A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets.  As a result the Company continues to record a full valuation allowance on its U.S. deferred tax assets.

NOTE 7 – Indebtedness

On November 26, 2008, the First Amendment to Second Amended and Restated Loan and Security Agreement (the "Amendment") was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee. Under the Amendment, certain changes were made to the Second Amended and Restated Loan and Security Agreement dated April 30, 2007 to, among other things, (i) decrease the amount available for borrowing by $15 million, from $50 million to $35 million (of which $10 million instead of $30 million may be in the form of letters of credit), (ii) modify the calculation and levels of certain financial covenants, (iii) modify the fees payable, (iv) modify the calculation of, and increase, the interest rates applicable to loans and other amounts outstanding, (v) further limit Restricted Payments, and (vi) limit voluntary repayment and/or retirement of subordinated debt issued by the Company. The amended financial covenants require that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 million to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin were increased to 2% and 3%, respectively. As of November 28, 2008, the revolving credit facility was undrawn and had available borrowing capacity of $35 million and the Company was in compliance with its covenants under the revolving credit facility.  This credit facility is available until April 30, 2010, unless earlier terminated.

As of November 28, 2008, the senior secured floating rate notes due on April 2012 (the Notes) had a balance of $81.3 million.

NOTE 8 — Financial Instruments

    Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and Wells Fargo credit facility approximates the carrying amount due to the relatively short maturity of these items. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, certificates of deposits and investments in securities with an original maturity on the date of purchase of three months or less.  The Company does not have investments in variable rate demand notes or auction rate securities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for our assets and liability measured on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Observable/ Unobservable Inputs Corroborated by Market Data Level 2	Significant Unobservable Inputs Not Corroborated by Market Data Level 3	Total
Assets:
Money market funds	$48.6	$—	$—	$48.6
Certificates of deposit *	37.7	—	—	37.7
Liabilities:
Non-current variable-to-fixed interest rate swaps	—	(1.3)	—	(1.3)
Total	$86.3	$(1.3)	$—	$85.0
_____________

*  Included in cash and cash equivalents on the Company's Condensed Consolidated Balance Sheet.

        Derivative Instruments

        The Company has previously entered into two interest swap agreements (the Swaps), one of which is expired and one of which is outstanding. The expired Swap, which expired on April 1, 2008, was for approximately $41.3 million notional amount, and under its terms, the Company paid a fixed interest rate of 9.79% related to such notional amount. The unexpired Swap is for approximately $40.0 million notional amount, has an expiration date of April 28, 2010 and under its terms, the Company pays a fixed rate of 9.97% related to such notional amount. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company receives interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps essentially replaced the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective expiration dates. The Swaps were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swap that expired on April 1, 2008 became ineffective as a hedge as defined under the provisions of SFAS No. 133 at the end of the first fiscal quarter of 2008. Accordingly, the Company recorded an insignificant change in fair market value of this swap to other expense in its consolidated statement of operations for the year ended August 29, 2008. During the period of swap effectiveness, the changes in fair values were reflected in other comprehensive income.

        The total fair value of the outstanding derivative instrument referred to above was a liability of approximately $(1.3) million and $(1.0) million as of November 28, 2008 and August 29, 2008, respectively.

        For all derivative transactions, the Company is exposed to counterparty credit risk. To manage such risk, the Company limits its derivative transaction counterparties to major financial institutions. The Company does not expect to experience any material adverse financial consequences as a result of default by the Company’s counterparties.

NOTE 9 — Commitments and Contingencies

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Three Months Ended November 28, 2008

Balance of accrual at August 29, 2008	$765
Warranty claims	(256)
Provision for product warranties	214
Balance of accrual at November 28, 2008	$723

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

 On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same  (III) , Inv. No. 337-TA-630.  On February 27, 2008, the administrative law judge set trial for September 22, 2008, which trial has been completed, and ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009.  On January 2, 2009, an order was entered extending the deadline for the Initial Determination to March 6, 2009 and changing the target date for completing the investigation to July 6, 2009.  We believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera admits are licensed under the Asserted Patents.

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

    Commitments

    Adtron Earn-Out Consideration

As part of our purchase of Adtron Corporation on March 2, 2008, we offered earn-out consideration of up to $15.0 million to the sellers if the Adtron Segment achieved certain financial and operational goals by December 31, 2008.  In the last quarter of fiscal 2008, we accrued $1.5 million for an operational goal that had been achieved; it was paid to the sellers before calendar year-end 2008.  Final determination of whether the remaining financial goals have been achieved is expected by March 1, 2009.

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

        During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company that certain tax credits transferred during 2004 between two Brazilian entities may not have represented an authorized transfer.  These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004.   A notice was received from the Sao Paulo, Brazil Tax Authorities by SMART on October 3, 2008 providing an assessment for interest and penalties, related to the transfer of these credits.  SMART has notified Solectron and its parent company, Flextronics International Ltd. (Flextronics) of this assessment, and under the terms of the Transaction Agreement, Flextronics has elected to assume responsibility for the appeals process for this case on SMART's behalf.  As of November 28, 2008 the Company carries both a tax liability and a corresponding indemnity receivable for approximately $3.0 million.   The Company believes that the likelihood of any material loss arising from this matter is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

NOTE 10 — Segment and Geographic Information

With the acquisition of Adtron in fiscal 2008, based on information regularly reviewed by the Company's CEO and chief operating decision maker to evaluate Adtron’s performance and to allocate resources to Adtron, the Company revised its segment reporting to include Adtron as a separate segment.  The Company now operates in two business segments, the Memory, Embedded, & Display Segment and the Adtron Segment.   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The following tables present summarized information by segment or geographic area:

Property and equipment, net, and certain results of operations by segment:

	November 28, 2008	August 29, 2008
	(In thousands)
Property and equipment, net:
Memory, Embedded, & Display	$31,964	$38,772
Adtron	585	545
Total property and equipment, net	$32,549	$39,317

	Memory, Embedded, & Display	Adtron	Total
	(In thousands)
Three Months Ended November 28, 2008
Net sales	$136,885	$3,890	$140,775
Gross profit	23,990	1,826	25,816
Depreciation and amortization	3,067	263	3,330
Impairment of goodwill	—	7,210	7,210
Income (loss) from operations	$5,515	$(7,698)	$(2,183)

Three Months Ended November 30, 2007 (1)
Net sales	$177,373	$—	$177,373
Gross profit	34,094	—	34,094
Depreciation and amortization	2,617	—	2,617
Income from operations	$14,348	$—	$14,348

(1) For the three months ended November 30, 2007, the Company had only one segment. Adtron was acquired in March 2008.

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
	(In thousands)
Geographic net sales:
U.S.A.	$58,968	$118,222
Other North and Latin America	41,320	30,475
Europe	16,309	5,556
Asia	24,178	23,120
	$140,775	$177,373

	November 28, 2008	August 29, 2008
	(In thousands)
Property and equipment, net:
U.S.A.	$5,960	$6,679
Other North and Latin America	20,704	28,492
Europe	54	59
Asia	5,831	4,087
	$32,549	$39,317

NOTE 11 — Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Major customers are defined as those with net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balances at the end of the fiscal period of 10% or more of our total net accounts receivable.

Net sales from major customers as a percentage of total net sales are as follows:

	Three Months Ended November 28, 2008	Three Months Ended November 30, 2007
Customer A	34%	45%
Customer B	12%	12%
Customer C	*	*
____________
*Less than 10%

As of November 28, 2008, approximately 35%, 22% and 22% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 29, 2008, approximately 32%, 19% and 28% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 12 — Restructuring

        During the fourth quarter of fiscal 2008, the Company initiated a restructuring plan to reduce operating expenses and improve operating margins and cash flows by consolidating certain operations in Asia and the Caribbean.  The intent of the plan was to decrease the Company’s cost structure through workforce reductions and facility and resource consolidation.  Costs resulting from the restructuring plan include severance payments, severance-related benefits, lease costs associated with the closure of our Dominican Republic facility, charges for assets written off and other costs.  These costs relate to the Memory, Embedded & Display segment.

        The following table summarizes the restructuring accrual activity for the three months ended November 28, 2008 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of August 29, 2008	$572	$—	$258	$830
Restructuring charges	$428	$179	$279	$886
Non-cash charges	—		—	—
Cash payment	(957)	(179)	(523)	(1,659)
Accrual as of November 28, 2008	$43	$—	$14	$57

        All severance payments and severance-related benefits accrued as of November 28, 2008 will be paid by the end of the Company’s fiscal 2009.  Total restructuring costs accrued as of November 28, 2008 were approximately $57 thousand and are recorded in accrued expenses in the condensed consolidated balance sheets.  There were no restructuring activities for the three months ended November 30, 2007.

NOTE 13 — Subsidiary Guarantors

The Company has not presented separate financial statements of subsidiary guarantors of the Notes, as (1) each of the subsidiary guarantors is wholly-owned by the Company, the issuer of the Notes, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) the Company has no independent assets and operations and all subsidiaries of the Company other than the subsidiary guarantors are minor.

NOTE 14 – Subsequent Events

        Disclose Board authorization of an option exchange program, subject to SH approval?

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” elsewhere herein, and those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2008 filed with the SEC on November 12, 2008. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

        In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular Technologies, Inc. ("SMART Modular")from Solectron Corporation, at which time we began to operate our business as an independent company under the laws of the Cayman Islands. Since the acquisition by our principal investors, we repositioned a portion of our business by focusing on the delivery of certain higher value added products, diversifying our end markets and extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses.  For example, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in fiscal 2008 we acquired Adtron Corporation, a leading designer and global supplier for high performance and high capacity SSDs. Also, in fiscal 2006 we completed our manufacturing facility in Atibaia, Brazil into which we import finished wafers and package them into memory integrated circuits and into memory modules.

        In fiscal 2008, we categorized our products and services into the following two business segments, the Memory, Embedded, & Display Segment and the Adtron Segment.  In prior fiscal years we operated under one segment.  From the acquisition of Adtron on March 3, 2008 through December 31, 2008, SMART’s CEO and chief operating decision maker will separately evaluate Adtron’s performance and the allocation of resources to Adtron.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net Sales

We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, SSDs, embedded computing boards and TFT-LCD products, principally to leading computing, networking, communications, printer, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted for, and we expect will continue to account for, a significant percentage of our net sales in the foreseeable future.

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

Critical Accounting Policies

        Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, accounts receivables, inventories, asset impairments, restructuring charges, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

        Our service revenues are derived from procurement and logistics, inventory management and temporary warehousing, and kitting or packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services. Our service revenue is reported on a net basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement, have general inventory risk, have the ability to set the price, have the ability to determine who the suppliers are, can physically change the product or have credit risk.

The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended
	November 28,	November 30,
	2008	2007
Product net sales	$128,800	$166,232
Service revenue	11,975	11,141
Net sales	140,775	177,373
Plus: Cost of sales (1)	186,210	263,981
Gross billing to customers	$326,985	$441,354
____________
 (1) Represents cost of sales associated with service revenue reported on a net basis.

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

As a result of the current macroeconomic environment and associated credit market conditions, both liquidity and access to capital have impacted some of our customers. We have continued to closely monitor our credit exposure with our customers to anticipate exposures and minimize our risk.

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

Restructuring Charges

        We record and account for our restructuring activities following formally approved plans that identify the actions and timelines over which the restructuring activities will occur. Restructuring charges include estimates pertaining to such items as employee severance and fringe benefit costs, facility exit costs and subleasing assumptions, among other items. Adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from original estimates. These changes in estimates may result in increases or decreases to our results of operations in future periods and would be presented on the restructuring charge line of our consolidated statements of operations.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. When necessary, a valuation allowance is recorded or reduced to value tax assets to amounts that are more likely than not expected to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.  U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries since they are expected to be reinvested indefinitely.

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

Impairment of Goodwill

        In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs a goodwill impairment test of its two reporting units (Memory, Embedded, & Display and Adtron) annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows and considering the market price of the Company’s ordinary shares, and comparing the fair value to the carrying value of the reporting unit, including goodwill.

 If the fair value of each reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of the unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Stock-Based Compensation

Effective August 27, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

 Financial Information about Segments

        During fiscal 2008, our corporate structure included two operating segments, the Memory, Embedded, & Display Segment and the Adtron Segment.  Accordingly, we report certain financial information by segment.  We may adjust our reported segments in fiscal 2009 to reflect changes regarding how we manage the business.  See Note 10 to the Unaudited Condensed Consolidated Financial Statements for information regarding our business segments.

Certain results of operations by segment (in millions):

	Memory, Embedded, & Display	Adtron	Total
Three Months Ended November 28, 2008
Net sales	$136.9	$3.9	$140.8
Gross profit	24.0	1.8	25.8
Depreciation and amortization	3.1	0.2	3.3
Impairment of goodwill	—	7.2	7.2
Income (loss) from operations	$5.5	$(7.7)	$(2.2)

Three Months Ended November 30, 2007(1)
Net sales	$177.4	$—	$177.4
Gross profit	34.1	—	34.1
Depreciation and amortization	2.6	—	2.6
Income from operations	$14.3	$—	$14.3
______________
(1) For the three months ended November 30, 2007, the Company had only one segment.  Adtron was acquired in March 2008.

Results of Operations

The following is a summary of our results of operations for the three months ended November 28, 2008 and November 30, 2007 (in millions):

	Three Months Ended
	November 28,	November 30,
	2008	2007
Net sales	$140.8	$177.4
Cost of sales	115.0	143.3
Gross profit(1)	25.8	34.1
Research and development	5.4	4.7
Selling, general and administrative	14.5	15.1
Restructuring charges	0.9	—
Impairment of goodwill	7.2	—
Total operating expenses(1)	28.0	19.7
Income (loss) from operations	(2.2)	14.3
Interest expense, net	(1.8)	(1.0)
Other income (expense), net	(0.7)	1.4
Total other income (expense), net(1)	(2.5)	0.4
Income (loss) before provision for income taxes(1)	(4.7)	14.7
Provision for income taxes	2.2	2.7
Net income (loss)	$(6.9)	$12.0
____________
 (1)  Summations may not compute precisely due to rounding.

Three Months Ended November 28, 2008 as Compared to the Three Months Ended November 30, 2007

Net Sales

Net sales for the three months ended November 28, 2008 were $140.8 million, or a 21% decrease from $177.4 million for the three months ended November 30, 2007. This decrease was primarily due to a $36.2 million decrease in net sales of our memory products.  The overall decline in sales was primarily driven by falling average selling prices year over year, partially offset by an increase in unit sales volume.

        Cost of Sales

Cost of sales for the three months ended November 28, 2008 was $115.0 million, or a 20% decrease from $143.3 million for the three months ended November 30, 2007. Cost of sales as a percent of net sales increased slightly to 82% for the three months ended November 28, 2008, from 81% for the three months ended November 30, 2007. The decrease in cost of sales was principally due to a $29.4 million decline in our memory product cost of sales, partially offset by an increase of $1.8 million for inventory adjustments related to increase in reserves for excess and obsolete products.

       Gross Profit

Gross profit for the three months ended November 28, 2008 was $25.8 million, or a 24% decrease from $34.1 million for the three months ended November 30, 2007. Gross margin percentage decreased from 19% for the three months ended November 30, 2007 to 18% for three months ended November 28, 2008. The decrease in gross profit was primarily due to the lower net sales to our customers, while the decrease in gross margin percentage was principally due to lower average selling prices of some products and inventory write-downs.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended November 28, 2008 were $5.4 million compared to $4.7 million for the three months ended November 30, 2007. This increase was primarily due to $1.2 million in additional R&D expenses related to Adtron, offset by a $0.2 million decrease in bonus expense, and a $0.3 million decrease in outside service and supplies expenses.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended November 28, 2008 were $14.5 million, or a 4% decrease from $15.1 million for the three months ended November 30, 2007.  Sales and marketing expenses increased $0.3 million primarily due to the addition of Adtron sales and marketing expenses of $0.8 million, offset by a net reduction of $0.5 million in sales conference and bonus expenses.  General and administrative expenses decreased $0.9 million primarily due to a $0.8 million decrease in bonus and employee benefit expense, a decrease of $0.2 million of acquisition expenses, and a decrease of $0.2 million of corporate expenses, offset by the addition of Adtron general and administrative expenses of $0.3 million.

Restructuring and Goodwill Impairment Charges

        The $0.9 million of restructuring costs included $0.4 million in severance-related benefits, $0.2 million of lease costs associated with the closure of our Dominican Republic facility and $0.3 million in other related costs. The restructuring charges incurred were primarily from the consolidation of certain operation in Asia and the Caribbean.  The $7.2 million goodwill impairment charge was related to the Adtron segment. We did not incur any restructuring or goodwill impairment charges for the three months ended November 30, 2007.

Interest Expense, Net

Net interest expense for the three months ended November 28, 2008 was $1.8 million, compared to $1.0 million for the three months ended November 30, 2007.  The increase was primarily due to less interest income earned because of significantly lower interest rates on bank deposits accounts, while interest expense remained relatively flat.

        Other Income (expense), net

Net other income (expense) for the three months ended November 28, 2008 was $(0.8) million compared to $1.4 million for the three months ended November 30, 2007. The $2.2 million decrease was mainly driven by foreign currency transactions losses in our Brazil operations.

Provision for Income Taxes

The effective tax rates for the three months ended November 28, 2008 and November 30, 2007 were approximately -46% (representing tax expense and a pre-tax loss) and 19% respectively.  For the three months ended November 28, 2008, the effective tax rate differs from the 35% U.S. statutory tax rate principally due to losses in the United States generating no tax benefit (due to the full valuation allowance on U.S. deferred tax assets) and the $7.2 million write-down of non-deductible goodwill.  These special items increasing the effective tax rate were partially offset by a decline in the effective tax rate from profits being generated in non-U.S. lower tax rate jurisdictions.  Excluding the impact of the $7.2 million charge for the non-deductible goodwill write-down, the effective tax rate for the three months ended November 28, 2008 was 87%.  The increase in our effective tax rate was principally due to these items as described above for the three months ended November 28, 2008, when compared to the three months ended November 30, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements.   Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, certificates of deposits, and short-term investments with an original maturity on the date of purchase of three months or less.  The Company does not have investments in variable rate demand notes or auction rate certificates.

Debt Service

As of November 28, 2008, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with $35.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries, except for Estecom, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants at November 28, 2008.

Senior Secured Wells Fargo Credit Facility. On November 26, 2008, the First Amendment to Second Amended and Restated Loan and Security Agreement (the "Amendment") was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee.  Our senior secured credit facility is available until April 30, 2010, unless earlier terminated.

The amended financial covenants require that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 million to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin were increased to 2% and 3%, respectively. As of November 28, 2008, the revolving credit facility was undrawn and had available borrowing capacity of $35 million and we were in compliance with its covenants under the revolving credit facility.

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

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, the sale of preferred shares to and advances from our former principal shareholder, Modular, L.L.C, and our initial public offering. As of November 28, 2008, our cash and cash equivalents were $137.3 million.

Cash Flows from Operating Activities. Net cash provided by operating activities was $28.6 million for the three months ended November 28, 2008, compared to net cash used in operating activities of $26.9 million for the three months ended November 30, 2007. The change was principally the result of a decrease in net income of $18.9 million, offset by increases in the changes in operating assets and liabilities of $66.8 million and non-cash charges of $7.6 million primarily associated with goodwill impairment.  The increases in changes in operating assets and liabilities activities primarily consisted of a $73.9 million increase in accounts receivable and an increase of $10.9 million in accounts payable, offset by a decrease in inventory of $19.5 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $4.5 million for the three months ended November 28, 2008, compared to net cash used in investing activities of $5.1 million for the three months ended November 30, 2007. The change was primarily due to a decrease of $0.5 million for cash deposits on equipment purchased.

Cash Flows from Financing Activities. Net cash provided by financing activities was $0.4 million for the three months ended November 28, 2008, compared to $0.2 million in net cash provided by financing activities for the three months ended November 30, 2007. The change was mainly attributed to the proceeds from exercises of stock options during the respective periods.

Contractual Obligations

There have been no material changes from Contractual Obligations previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008.

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

        For foreign operations using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates during the period. The effect of this translation is reported in other comprehensive income (loss). For the three months ended November 28, 2008, we recorded foreign currency translation adjustment primarily related to our Brazil operations of $17.9 million.  This significant cumulative translation adjustment was due to the devaluation of the Brazilian currency against the U.S. dollar.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our Wells Fargo credit facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the Wells Fargo credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively. One interest rate swap expired on April 1, 2008 and the other one with a notional amount of $40.0 million remains outstanding through April 28, 2010. However, we cannot assure you that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 of our notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal matters.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008 that was filed on November 12, 2008.

Item 5.  Other Information

Subsequent to the filing of our Current Report on Form 8-K on December 18, 2008 that included our press release in which we furnished our unaudited financial results for our first fiscal quarter ended November 28, 2008, information became available to us that required us to adjust certain amounts previously furnished.  This Quarterly Report on Form 10-Q reflects adjustments to November 28, 2008 balances as follows:  a reduction in accounts receivable of $0.5 million, a reduction in current other liabilities of $0.2 million, and an increase in inventory of $0.1 million.  For the three months ended November 28, 2008, we also made certain related income statement adjustments to reduce net sales by $0.5 million, cost of sales by $0.1 million, and SG&A expenses by $0.2 million.  There was no effect on income tax expense as a result of these adjustments.  However, our GAAP and non-GAAP net loss increased by $0.3 million, while the impact was immaterial to both basic and diluted earnings per share.

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

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ BARRY ZWARENSTEIN
	Name:	Barry Zwarenstein
	Title:	Senior Vice President and Chief Financial Officer

Date: January 6, 2009

 EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002