Form 10-Q
period 2009-02-27
SMART Modular Technologies (WWH), Inc.
filed 2009-04-07
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2009

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

The number of registrant’s ordinary shares outstanding as of April 6, 2009 was 61,747,162.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 27, 2009	August 29, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$125,393	$115,994
Accounts receivable, net of allowances of $1,143 and $1,517 as of February 27, 2009 and August 29, 2008, respectively	115,591	193,736
Inventories	84,610	62,430
Prepaid expenses and other current assets	12,889	14,973
Total current assets	338,483	387,133
Property and equipment, net	33,099	39,317
Goodwill	—	7,210
Other intangible assets, net	8,010	8,545
Other non-current assets	4,014	4,943
Total assets	$383,606	$447,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$58,950	$93,482
Accrued expenses and other current liabilities	22,070	23,942
Total current liabilities	81,020	117,424
Long-term debt	81,250	81,250
Other long-term liabilities	2,171	1,568
Total liabilities	164,441	$200,242
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 61,730,661 and 61,361,137 shares issued and outstanding as of February 27, 2009 and August 29, 2008, respectively	10	10
Additional paid-in capital	104,228	100,234
Deferred stock-based compensation	(34)	(91)
Accumulated other comprehensive income (loss)	(8,932)	14,132
Retained earnings	123,893	132,621
Total shareholders’ equity	219,165	246,906
Total liabilities and shareholders’ equity	$383,606	$447,148

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
	(In thousands, except per share data)
Net sales	$109,089	$164,497	$249,864	$341,870
Cost of sales*	85,022	131,609	199,981	274,888
Gross profit	24,067	32,888	49,883	66,982
Research and development*	5,142	4,624	10,578	9,309
Selling, general and administrative*	13,782	14,331	28,249	29,392
Restructuring charges	935	—	1,821	—
Impairment of goodwill	3,206	—	10,416	—
Total operating expenses	23,065	18,955	51,064	38,701
Income (loss) from operations	1,002	13,933	(1,181)	28,281
Interest expense, net	(1,698)	(1,327)	(3,450)	(2,351)
Other (expense) income, net	109	373	(657)	1,795
Total other expense, net	(1,589)	(954)	(4,107)	(556)
Income (loss) before provision (benefit) for income taxes	(587)	12,979	(5,288)	27,725
Provision for income taxes	1,263	1,539	3,440	4,220
Net income (loss)	$(1,850)	$11,440	$(8,728)	$23,505
Net income (loss) per ordinary share, basic	$(0.03)	$0.19	$(0.14)	$0.39
Shares used in computing basic net income(loss) per ordinary share	61,673	60,869	61,590	60,782
Net income(loss) per ordinary share, diluted	$(0.03)	$0.18	$(0.14)	$0.37
Shares used in computing diluted net income (loss) per ordinary share	61,673	63,713	61,590	63,684

____________
* Stock-based compensation by category:

Cost of sales	$187	$197	$388	$375
Research and development	451	419	882	806
Selling, general and administrative	1,162	1,219	2,317	2,293

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
	(In thousands)
Net income (loss)	$(1,850)	$11,440	$(8,728)	$23,505
Other comprehensive income (loss):
Net changes in unrealized loss on derivative instruments accounted for as cash flow hedges	(6)	(831)	(351)	(1,572)
Foreign currency translation adjustments	(4,805)	(602)	(22,713)	2,703
Comprehensive income (loss)	$(6,661)	$10,007	$(31,792)	$24,636

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(8,728)	$23,505
Depreciation and amortization	6,445	5,570
Stock-based compensation	3,587	3,474
Amortization of debt issuance costs	555	400
Change in allowance for trade accounts receivable and sales returns	(374)	(498)
Loss on sale of assets	215	70
Goodwill impairment	10,416	—
Excess tax benefits from share-based compensation	—	(81)
Changes in operating assets and liabilities:
Accounts receivable	73,370	22,765
Inventories	(26,604)	3,701
Prepaid expenses and other assets	823	(879)
Accounts payable	(33,597)	(36,747)
Accrued expenses and other current liabilities	(1,527)	(1,516)
Net cash provided by operating activities	24,581	19,764
Cash flows from investing activities:
Capital expenditures	(9,133)	(9,563)
Cash deposits on equipment	(795)	(164)
Proceeds from sale of property and equipment	60	106
Payment for contingent consideration	(1,500)	—
Net cash used in investing activities	(11,368)	(9,621)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	81
Borrowings under revolving line of credit	—	11,500
Repayments on revolving line of credit	—	(11,500)
Proceeds from issuance of ordinary shares from stock option exercises	464	224
Net cash provided by financing activities	464	305
Effect of exchange rate changes on cash and cash equivalents	(4,278)	423
Net increase in cash and cash equivalents	9,399	10,871
Cash and cash equivalents at beginning of period	115,994	144,147
Cash and cash equivalents at end of period	$125,393	$155,018

Supplemental disclosures of cash flow information:
Non-cash activities:
Decline in fair value of derivative instruments	$351	$1,572

Cash paid during the period for:
Interest	$3,854	$4,426
Income taxes	$3,211	$3,927

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) are as of February 27, 2009 and August 29, 2008 and for the three and six months ended February 27, 2009 and February 29, 2008. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 28, 2009. In the opinion of the Company’s management, the unaudited interim financial statements reflects all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 29, 2008, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

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

    Out of Period Adjustment

During the second quarter of fiscal 2009, the Company recorded one adjustment to net sales and one adjustment to cost of sales, which adjustments represented corrections of immaterial prior period errors in current liabilities. Each adjustment was less than $0.5 million and together resulted in a net increase to net income of $0.2 million during the second quarter of fiscal 2009.

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

In addition, the Company has certain transactions with select customers that are accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $152.8 million and $199.1 million for the three months ended February 27, 2009 and February 29, 2008, respectively. Total service revenue recorded for the three months ended February 27, 2009 and February 29, 2008 amounted to approximately $8.9 million and $10.8 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $351.0 million and $474.2 million for the six months ended February 27, 2009 and February 29, 2008, respectively. Total service revenue recorded for the six months ended February 27, 2009 and February 29, 2008 amounted to approximately $20.9 million and $21.9 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. EITF 07-3 has been applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations and financial condition.

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

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated results of operations and financial condition.

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

NOTE 2 - Stock-Based Compensation

Stock Options

The Company’s equity incentive plan provides for grants of options to employees and independent directors of the Company to purchase (upon vesting) the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of February 27, 2009, there were 11,108,304 ordinary shares reserved for issuance under this plan, of which 1,410,432 ordinary shares represents the number of shares available for grant.

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

Restricted Stock Units (RSUs)

The Company’s equity incentive plan also provides for grants of RSUs, and, beginning with the first quarter of fiscal 2009, the Company began issuing performance-based and timed-based RSUs.  Generally, under the terms of each RSU agreement, RSUs vest over a one year period and is subject to the employee’s continuing service to the Company.  In accordance with SFAS No. 123R, the cost of each RSU is determined using the fair value of the Company’s ordinary share on the date of grant and compensation cost is recognized over a deemed vesting period of one to two years depending on when the performance is achieved.  Performance-based RSUs are granted upon the Company’s achievement of certain predetermined financial goals.  The Company estimates the likelihood of such performance goals being achieved and recognizes the related stock-based compensation cost for each reporting period, if any.  The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance goals.  If such performance goals are not met or are not expected to be met, then no compensation cost is recognized and any previously recognized compensation expense is reversed.  The weighted average grant date fair value of the 5,000 time-based RSUs granted during the three months ended November 28, 2008 was $2.84 per RSU.  There were no time-based RSUs granted during the three months ended February 27, 2009.  There were no stock-based compensation cost related to the performance-based RSUs for the three and six months ended February 27, 2009.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the six months ended February 27, 2009 is based on the historical volatility of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant.

The following assumptions were used to value stock options:
	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
Stock options:
Expected term (years)	5.3	5.0
Expected volatility	57%	51%
Risk-free interest rate	2.01%	3.71%
Expected dividends	—	—

A summary of option activity as of and for the six months ended February 27, 2009, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at August 29, 2008	8,458	$5.72
Options granted	2,117	2.78
Options exercised	(370)	1.26
Options forfeited	(498)	8.06
Options outstanding at February 27, 2009	9,708	$5.13	7.4	$1,860
Options exercisable at February 27, 2009	4,617	$4.44	6.2	$1,852
Options vested and expected to vest at February 27, 2009	9,088	$5.10	7.3	$1,859

The Black-Scholes weighted average fair value of the shares underlying options granted during the three months ended February 27, 2009 and February 29, 2008 was $0.83 and $3.45 per option, respectively.  The Black-Scholes weighted average fair value of the shares underlying options granted during the six months ended February 27, 2009 and February 29, 2008 was $1.44 and $3.65 per option, respectively. The total intrinsic value of stock options exercised during the six months ended February 27, 2009 and February 29, 2008 was approximately $0.3 million and $2.3 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.  Total SFAS No. 123R compensation expense recognized for the three months ended February 27, 2009 and February 29, 2008 was approximately $1.8 million.  Total SFAS No. 123R compensation expense recognized for the six months ended February 27, 2009 and February 29, 2008 was approximately $3.6 million and $3.5 million, respectively.

A summary of the status of the Company’s non-vested stock options as of February 27, 2009, and changes during the six months ended February 27, 2009, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested stock options at August 29, 2008	4,328	$4.38
Stock options granted	2,117	1.44
Vested stock options	(856)	3.91
Forfeited stock options	(498)	4.81
Non-vested stock options at February 27, 2009	5,091	$3.20

As of February 27, 2009, there was approximately $17.0 million of total unrecognized compensation expense related to stock option compensation arrangements, which is expected to be recognized over the weighted average period of 2.8 years. The total fair value of shares underlying stock options vested during the six months ended February 27, 2009 was approximately $3.3 million.

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

As part of the our purchase of Adtron Corporation on March 3, 2008,  the Company agreed to pay earn-out consideration of up to $15.0 million to the sellers if the Adtron Segment achieved two financial goals and one operational goal by December 31, 2008.  In December 2008, we paid $1.5 million for an operational goal that had been achieved.  In the second quarter of fiscal 2009, the Company provided to the sellers a good faith calculation of the remaining earn-out consideration that would be potentially payable.  Based on such calculation, we recorded $4.0 million in accrued expenses in the condensed consolidated balance sheets.  In response to our calculation, the sellers have requested information from us, and we have provided such information.  The matter remains under discussion because the sellers have suggested that our calculation take into account certain items.  Final determination of the remaining earn-out consideration payable, which could result in the recognition of earn-out consideration that is significantly higher than the amount we accrued in the second quarter of fiscal 2009, is expected by the end of fiscal 2009.  Of the $4.0 million accrued, the effect of which increased the purchase price, the Company recorded $3.2 million to impairment of goodwill and the remaining $0.8 million to general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended February 27, 2009.

Based on the continued deterioration of the macroeconomic conditions, erosion of market capitalization, the Company’s business outlook for fiscal 2009 and the broad downward movement in equity valuations during the six months ended February 27, 2009, the Company conducted an impairment test of goodwill and determined that goodwill from its Adtron reporting unit was impaired because the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. Accordingly, a charge of $7.2 million of goodwill impairment was recorded during the first quarter of fiscal 2009 and subsequently during the second quarter, the Company recorded an additional $3.2 million of goodwill impairment.  These amounts were recorded in the condensed consolidated statement of operations for the three and six months ended February 27, 2009.  In addition, the Company conducted an impairment test of its intangible and other long-lived assets as of February 27, 2009 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and found no impairment of intangible and other long-lived assets.

Presented below are the changes in the Company’s goodwill by reporting segment for the six months ended February 27, 2009 (in thousands):

	August 29, 2008	Acquisition	(Impairment)	February 27, 2009
Reporting unit:
Memory, Embedded, & Display	$—	$—	$—	$—
Adtron	7,210	3,206	(10,416)	—
Total Goodwill	$7,210	$3,206	$(10,416)	$—

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of August 29, 2008 and February 27, 2009 (in thousands):

	Weighted Avg. Life (years)	Fair Value at Date of Acquisition	Accumulated Amortization	Carrying Value at August 29, 2008
Amortized intangible assets:
Leasehold interest	3	$260	$41	$219
Product names	9	60	3	57
Customer relationships	10	3,700	185	3,515
Non-compete agreement	2	220	55	165
Company trade name	20	2,040	51	1,989
Technology	7	2,800	200	2,600
Total	11	$9,080	$535	$8,545

	Weighted Avg. Life (years)	Fair Value at Date of Acquisition	Accumulated Amortization	Carrying Value at February 27, 2009
Amortized intangible assets:
Leasehold interest	3	$260	$80	$180
Product names	9	60	7	53
Customer relationships	10	3,700	370	3,330
Non-compete agreement	2	220	110	110
Company trade name	20	2,040	103	1,937
Technology	7	2,800	400	2,400
Total	11	$9,080	$1,070	$8,010

Amortization expense related to identifiable intangible assets totaled approximately $0.3 million and $0.5 million for the three months and six months ended February 27, 2009, respectively, there were no intangible amortization expenses for three months and six months ended February 29, 2008. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:
Remainder of 2009	$535
2010	1,015
2011	936
2012	879
2013	879
Thereafter	3,766
Total	$8,010

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

        The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):
	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
Numerator:
Net income (loss)	$(1,850)	$11,440	$(8,728)	$23,505
Denominator:
Weighted average ordinary shares	61,678	60,869	61,594	60,782
Less: Weighted average unvested RSU subject to repurchase	(5)	—	(4)	—
Shares used in computing basic net income (loss) per share	61,673	60,869	61,590	60,782
Effect of dilutive securities:
Stock options	—	2,844	—	2,902
Total ordinary shares, diluted	61,673	63,713	61,590	63,684
Net income (loss) per ordinary share, basic	$(0.03)	$0.19	$(0.14)	$0.39
Net income (loss) per ordinary share, diluted	$(0.03)	$0.18	$(0.14)	$0.37

For the computation of net loss per share for the three and six months ended February 27, 2009, the Company excluded 9,542,530 and 9,527,552 stock options from the calculation of the net loss per share, respectively, as their inclusion would have been anti-dilutive.  The Company excluded 4,359,832 and 3,978,473 stock options from the computation of diluted net income per ordinary share for the three and six months ended February 29, 2008, respectively, as their inclusion would have been anti-dilutive.

NOTE 5 — Inventories

Inventories consist of the following as of February 27, 2009 and August 29, 2008 (in thousands):

	February 27, 2009	August 29, 2008
Raw materials	$17,265	$28,122
Work-in process	4,757	4,899
Finished goods	62,588	29,409
	$84,610	$62,430

NOTE 6 — Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
Current	$1,287	$1,529	$3,479	$4,197
Deferred	(24)	10	(39)	23
Total	$1,263	$1,539	$3,440	$4,220

Worldwide income (loss) before provision for income taxes for the three and six months ended February 27, 2009 and February 29, 2008, consisted of the following components (in thousands):

	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
U.S. loss	$(8,056)	$(1,516)	$(20,387)	$(6,127)
Non-U.S. income	7,469	14,495	15,099	33,852
Total	$(587)	$12,979	$(5,288)	$27,725

The effective tax rates for the three months ended February 27, 2009 and February 29, 2008 were approximately (216%), representing tax expense and a pre-tax loss, and 12%, respectively.  The effective tax rates for the six months ended February 27, 2009 and February 29, 2008 were approximately (65%) and 15% respectively.  The effective tax rates differ from the 35% U.S. statutory tax rate principally due to losses in the United States generating no tax benefit (due to the full valuation allowance on U.S. deferred tax assets) and the write-downs of non-deductible goodwill of $3.2 million and $10.4 million for the three months and the six months ended February 27, 2009 respectively.  The losses in the United States and write-downs of non-deductible goodwill increasing the effective tax rate were partially offset by a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions.  Excluding the impact of the charge for non-deductible goodwill write down, and including the losses in the United States, the adjusted effective tax rate for the three months and the six months ended February 27, 2009 were 48% and 67%, respectively.  The increase in the adjusted effective tax rate was principally due to losses in the United States and lower effective tax rate on profits in non-U.S. tax jurisdictions for the three months and six months ended February 27, 2009, when compared to the three months and six months ended February 29, 2008.

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

As of February 27, 2009, the Company evaluated its valuation allowance in accordance with SFAS No. 109 to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years.  The Company has a cumulative loss for the current year plus the two preceding years for the U.S.  A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets.  As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets.

NOTE 7 – Indebtedness

On November 26, 2008, the First Amendment to Second Amended and Restated Loan and Security Agreement (the "Amendment") was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee. Under the Amendment, certain changes were made to the Second Amended and Restated Loan and Security Agreement dated April 30, 2007 to, among other things, (i) decrease the amount available for borrowing by $15 million, from $50 million to $35 million (of which $10 million instead of $30 million may be in the form of letters of credit), (ii) modify the calculation and levels of certain financial covenants, (iii) modify the fees payable, (iv) modify the calculation of, and increase, the interest rates applicable to loans and other amounts outstanding, (v) further limit Restricted Payments, and (vi) limit voluntary repayment and/or retirement of subordinated debt issued by the Company. The amended financial covenants require that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 million to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin were increased to 2% and 3%, respectively. As of February 27, 2009, the revolving credit facility was undrawn and had available borrowing capacity of $35 million and the Company was in compliance with its covenants under the revolving credit facility.  This credit facility is available until April 30, 2010, unless earlier terminated.

As of February 27, 2009, the senior secured floating rate notes due on April 2012 (the Notes) had a balance of $81.3 million.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for our assets and liability measured on a recurring basis (in millions) as of February 27, 2009:

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Observable/ Unobservable Inputs Corroborated by Market Data Level 2	Significant Unobservable Inputs Not Corroborated by Market Data Level 3	Total
Assets:
Money market funds *	$37.3	$—	$—	$37.3
Certificates of deposit *	59.9	—	—	59.9
Liabilities:
Non-current variable-to-fixed interest rate swaps	—	(1.6)	—	(1.6)
Total	$97.2	$(1.6)	$—	$95.6
____________
* Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

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

The total fair value of the outstanding derivative instrument referred to above was a liability of approximately $1.6 million and $1.0 million as of February 27, 2009 and August 29, 2008, respectively.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):
Six Months Ended February 27, 2009

Balance of accrual at August 29, 2008	$765
Warranty claims	(473)
Provision for product warranties	357
Balance of accrual at February 27, 2009	$649

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

Legal Matters

From time to time the Company is involved in disputes and litigation arising in the ordinary course of business.  Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  The Company believes that it has defenses to the cases pending against it, including those set forth below.  The Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the case listed below, and accordingly no provision for any potential loss which may result from the resolution of this matter has been recorded in the accompanying unaudited condensed consolidated financial statements.  In the Company's opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, results of operation or cash flows.

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

On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same  (III) , Inv. No. 337-TA-630.  On February 27, 2008, the administrative law judge set trial for September 22, 2008, which trial has been completed, and ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009.  On January 2, 2009, an order was entered extending the deadline for the Initial Determination to March 6, 2009 and changing the target date for completing the investigation to July 6, 2009.  On February 10, 2009, an order was entered further extending the deadline for the Initial Determination of May 22, 2009 and the target date for completing the investigation to September 22, 2009.  We believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera admits are licensed under the Asserted Patents.

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

Commitments

Adtron Earn-Out Consideration

As part of our purchase of Adtron Corporation on March 3, 2008, we agreed to pay earn-out consideration of up to $15.0 million to the sellers if the Adtron Segment achieved two financial goals and one operational goal by December 31, 2008.  In December, 2008, we paid $1.5 million that the parties had agreed to for an operational goal that had been achieved.  In the second quarter of fiscal 2009, we provided to the sellers a good faith calculation of the remaining earn-out consideration that would be potentially payable.  Based on such calculation, we accrued $4.0 million.  In response to our calculation, the sellers have requested information from us, and we have provided such information.  The matter remains under discussion because the sellers have suggested that our calculation take into account certain items.  Final determination of the remaining earn-out consideration payable is expected by the end of fiscal 2009.  Such final determination could result in the recognition of earn-out consideration that is significantly higher than the amount we accrued in the second quarter of fiscal 2009 and may have a material impact on our consolidated financial position, results of operations or cash flows.

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

During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company that certain tax credits transferred during 2004 between two Brazilian entities may not have represented an authorized transfer.  These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004.   A notice was received from the Sao Paulo, Brazil Tax Authorities (Delegacia Tributaria de Julgamento) by SMART on October 3, 2008 providing an assessment for interest and penalties, related to the transfer of these credits.  SMART has notified Solectron and its parent company, Flextronics International Ltd. (Flextronics) of this assessment, and under the terms of the Transaction Agreement, Flextronics has elected to assume responsibility for the appeals process for this case on SMART's behalf.  The San Paolo, Brazil Tax Authorities rejected the appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Tax Administrative Court (Tribunal de Impostos e Taxas), which appeal is still pending judgment.  As of February 27, 2009 the Company carries both a tax liability and a corresponding indemnity receivable for approximately $2.7 million.   The Company believes that the likelihood of any material loss arising from this matter is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

NOTE 10 — Segment and Geographic Information

With the acquisition of Adtron in fiscal 2008, based on information regularly reviewed by the Company’s CEO and chief operating decision maker to evaluate Adtron’s performance and to allocate resources to Adtron, the Company revised its segment reporting to include Adtron as a separate segment.  The Company now operates in two business segments, the Memory, Embedded, & Display Segment and the Adtron Segment.   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The following tables’ present summarized information by segment or geographic area:

Property and equipment, net, and certain results of operations by segment:

	February 27, 2009	August 29, 2008
	(In thousands)
Property and equipment, net:
Memory, Embedded, & Display	$32,478	$38,772
Adtron	621	545
Total property and equipment, net	$33,099	$39,317

	Memory, Embedded, & Display	Adtron	Total
	(In thousands)
Three Months Ended February 27, 2009
Net sales	$103,117	$5,972	$109,089
Gross profit	21,014	3,053	24,067
Depreciation and amortization	2,800	315	3,115
Impairment of goodwill	—	3,206	3,206
Income (loss) from operations	$4,498	$(3,496)	$1,002

Six Months Ended February 27, 2009
Net sales	$240,002	$9,862	$249,864
Gross profit	45,005	4,878	49,883
Depreciation and amortization	5,866	579	6,445
Impairment of goodwill	—	10,416	10,416
Income from operations	$10,012	$(11,193)	$(1,181)

Note:  For the three and six months ended February 29, 2008, the Company had only one segment. Adtron was acquired in March 2008.

	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
	(In thousands)
Geographic net sales:
U.S.A.	$48,988	$97,090	$107,956	$204,470
Other North and Latin America	25,853	28,102	67,173	58,680
Europe	14,424	15,277	30,733	31,081
Asia	19,824	24,028	44,002	47,639
	$109,089	$164,497	$249,864	$341,870

	February 27, 2009	August 29, 2008
	(In thousands)
Property and equipment, net:
U.S.A.	$5,630	$6,679
Other North and Latin America	21,418	28,492
Europe	47	59
Asia	6,004	4,087
	$33,099	$39,317

NOTE 11 — Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Major customers are defined as those with net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balances at the end of the fiscal period of 10% or more of our total net accounts receivable.

Net sales from major customers as a percentage of total net sales are as follows:

	Three Months Ended February 27, 2009	Three Months Ended February 29, 2008	Six Months Ended February 27, 2009	Six Months Ended February 29, 2008
Customer A	30%	43%	32%	44%
Customer B	12%	13%	12%	12%
Customer C	*	*	*	*
*Less than 10%

As of February 27, 2009, approximately 33%, 24% and 17% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 29, 2008, approximately 32%, 19% and 28% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 12 — Restructuring Charges

During the fourth quarter of fiscal 2008, the Company initiated a restructuring plan, the FY08 Plan, to reduce operating expenses and improve cash flows by consolidating certain operations in Asia and the Caribbean.  The intent of the plan was to decrease the Company’s cost structure through workforce reductions and facility and resource consolidation.  Costs resulting from the restructuring plan include severance payments, severance-related benefits, lease costs associated with the closure of our Dominican Republic facility, charges for assets written off and other costs.  These costs relate to the Memory, Embedded, & Display segment.  All other exit costs related to the FY08 Plan accrued as of February 27, 2009 are expected to be paid by the end of the fiscal 2009.  Total restructuring costs for this plan accrued as of February 27, 2009 were approximately $0.07 million and are recorded in accrued expenses in the condensed consolidated balance sheets.

During the second quarter of fiscal 2009, the Company initiated another restructuring plan, the FY09 Plan, to reduce further its global workforce in order to improve the Company’s cost structure in the continued uncertain economic environment.  The FY09 Plan consists primarily of severance payments and other employee-related payments.  All severance payments and severance-related benefits related to the FY09 Plan accrued as of February 27, 2009 are expected to be paid by the end of the third quarter of fiscal 2009.  Total restructuring costs accrued as of February 27, 2009 were approximately $0.2 million and are recorded in accrued expenses in the condensed consolidated balance sheets

The following table represents the activity with restructuring and other charges related to the FY08 Plan for the three months ended February 27, 2009 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of November 28, 2008	$43	$—	$14	$57
Provision	56	—	92	148
Cash payment	(99)	—	(38)	(137)
Accrual as of February 27, 2009	$—	$—	$68	$68

The following table represents the activity with restructuring and other charges related to the FY08 Plan for the six months ended February 27, 2009 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of August 29, 2008	$572	$—	$258	$830
Provision	484	179	371	1,034
Cash payment	(1,056)	(179)	(561)	(1,796)
Accrual as of February 27, 2009	$—	$—	$68	$68

The following table represents the activity with restructuring and other charges related to the FY09 Plan for the three and six months ended February 27, 2009 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of August 29, 2008	$—	$—	$—	$—
Provision	787	—	—	787
Cash payment	(628)	—	—	(628)
Accrual as of February 27, 2009	$159	$—	$—	$159

There were no restructuring activities for the three and six months ended February 27, 2008.

NOTE 13 — Subsidiary Guarantors

The Company has not presented separate financial statements of subsidiary guarantors of the Notes, as (1) each of the subsidiary guarantors is wholly-owned by the Company, the issuer of the Notes, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) the Company has no independent assets and operations and all subsidiaries of the Company other than the subsidiary guarantors are insignificant.

NOTE 14 — Subsequent Events

Corporate Headquarters Lease

On March 18, 2009, the Company entered into a seven year operating lease with Newark Eureka Industrial Capital LLC to lease approximately 79,480 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space located in Newark, California which will serve as our new corporate headquarters starting the third quarter of fiscal 2009.  See below for our contractual commitments for operating leases after execution of our new operating lease agreement on March 18, 2009:

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Operating leases	1.4	2.6	1.2	1.3	6.5

Share Repurchase Program

In April 2009, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s ordinary shares in the open market or in privately negotiated transactions with a value of up to $10.0 million in the aggregate.  The Company intends to repurchase shares using its available cash.  Purchases under this program may be commenced, suspended, or terminated at any time without prior notice.

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

Executive Overview

        We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to OEMs. Our subsystem products include memory modules, SSD, embedded computing and TFT-LCD products that we offer to customers worldwide. We also offer our customers custom supply chain services including procurement, logistics, inventory management and temporary warehousing, kitting and/or packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, portable computers, printers and gaming machines. Generally, while increases in overall unit demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations, conversely, decreases in product unit demand and memory content can have a negative effect on our business, financial condition and results of operations.  We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell, and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the U.S., Malaysia, Brazil and Puerto Rico. Our global operations enable us to control costs and rapidly respond to our customers’ requirements worldwide.

        In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular Technologies, Inc. (“SMART Modular”) from Solectron Corporation, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition by our principal investors, we repositioned a portion of our business by focusing on the delivery of certain higher value added products, diversifying our end markets and extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses.  For example, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in fiscal 2008 we acquired Adtron Corporation, a leading designer and global supplier for high performance and high capacity SSDs. Also, in fiscal 2006 we completed our manufacturing facility in Atibaia, Brazil into which we import finished wafers and package them into memory integrated circuits and into memory modules.

        Beginning fiscal 2008, we categorized our products and services into the following two business segments, the Memory, Embedded, & Display Segment and the Adtron Segment.  In prior fiscal years we operated under one segment.  Since the acquisition of Adtron on March 3, 2008, SMART’s CEO and chief operating decision maker separately evaluates Adtron’s performance and the allocation of resources to Adtron.

In January 2009, the Company initiated a second restructuring plan to reduce further its global workforce and further align our cost structure with expected revenue in the continued uncertain economic environment.  The cost of this plan consists primarily of severance payments and other employee-related payments, part of which was incurred and recognized in the second fiscal quarter, and the balance to be recognized in the third fiscal quarter.  The plan may involve higher costs, a longer timetable, or additional restructuring activity than we currently anticipate.  Consequently, there is no assurance that we will be able to successfully complete and realize the expected benefits of this plan to decrease various Company costs and improve cash flow.

        On March 18, 2009, the Company entered into a seven year operating lease with Newark Eureka Industrial Capital LLC to lease approximately 79,480 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space located in Newark, California, which will serve as our new corporate headquarters starting the third quarter of fiscal 2009.  The new corporate headquarters require tenant improvements to be made prior to move-in, and such tenant improvements are subject to cost overruns and construction delays.  Among other potential costs, a delay in vacating our Fremont facility would result in a 50% escalation in rental expense for such facility, in addition to the new rental expense for the Newark facility.  Consequently, there is no assurance that our relocation costs, which we estimate to be $0.6 million, will not exceed that amount.

On March 24, 2009, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s ordinary shares.  The Company intends to repurchase shares using its available cash.  The timing, duration, and the exact number of shares to be purchased will be at the Company’s discretion.  Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions.  Purchases under this program may be commenced, suspended, or terminated at any time without prior notice.

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

Revenue Recognition

        Our product revenues are derived from the sale of value added subsystems, including memory modules and flash memory cards, SSDs, embedded computing boards and TFT-LCD products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, product acceptance has occurred and collection of the resulting accounts receivable is reasonably assured. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.  Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.

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

The following is a summary of our net sales and gross billings (in thousands):
	Three Months Ended		Six Months Ended
	February 27,	February 29,	February 27,	February 29,
	2009	2008	2009	2008
Product net sales	$100,190	$153,724	$228,990	$319,956
Service revenue	8,899	10,773	20,874	21,914
Net sales	109,089	164,497	249,864	341,870
Plus: Cost of sales(1)	143,913	188,284	330,123	452,265
Gross billing to customers	$253,002	$352,781	$579,987	$794,135
________
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

Certain results of operations by segment (in millions):

	Memory, Embedded, & Display	Adtron	Total
Three Months Ended February 27, 2009
Net sales	$103.1	$6.0	$109.1
Gross profit	21.0	3.1	24.1
Depreciation and amortization	2.8	0.3	3.1
Impairment of goodwill	—	3.2	3.2
Income (loss) from operations	$4.5	$(3.5)	$1.0

Three Months Ended February 29, 2008 (1)
Net sales	$164.5	$—	$164.5
Gross profit	32.9	—	32.9
Depreciation and amortization	3.0	—	3.0
Income from operations	$13.9	$—	$13.9

	Memory, Embedded, & Display	Adtron	Total
Six Months Ended February 27, 2009
Net sales	$240.0	$9.9	$249.9
Gross profit	45.0	4.9	49.9
Depreciation and amortization	5.9	0.5	6.4
Impairment of goodwill	—	10.4	10.4
Income (loss) from operations	$10.0	$(11.2)	$(1.2)

Six Months Ended February 29, 2008 (1)
Net sales	$341.9	$—	$341.9
Gross profit	67.0	—	67.0
Depreciation and amortization	5.6	—	5.6
Income from operations	$28.3	$—	$28.3

____________
(1) For the three and six months ended February 29, 2008, the Company had only one segment.  Adtron was acquired in March 2008.

Out of Period Adjustment

During the second quarter of fiscal 2009, the Company recorded one adjustment to net sales and one adjustment to cost of sales, which adjustments represented corrections of immaterial prior period errors in current liabilities. Each adjustment was less than $0.5 million and together resulted in a net increase to net income of $0.2 million during the second quarter of fiscal 2009.

Results of Operations

The following is a summary of our results of operations for the three and six months ended February 27, 2009 and February 29, 2008 (in millions):

	Three Months Ended		Six Months Ended
	February 27, 2009	February 29, 2008	February 27, 2009	February 29, 2008
	(In millions)
Net sales	$109.1	$164.5	$249.9	$341.9
Cost of sales	85.0	131.6	200.0	274.9
Gross profit(1)	24.1	32.9	49.9	67.0
Research and development	5.1	4.6	10.6	9.3
Selling, general and administrative	13.8	14.3	28.2	29.4
Restructuring charges	0.9	—	1.8	—
Impairment of goodwill	3.2	—	10.4	—
Total operating expenses(1)	23.1	19.0	51.1	38.7
Income from operations(1)	1.0	13.9	(1.2)	28.3
Interest expense, net	(1.7)	(1.3)	(3.5)	(2.4)
Other income (expense), net	0.1	0.4	(0.7)	1.8
Total other expense, net(1)	(1.6)	(1.0)	(4.1)	(0.6)
Income (loss) before provision for income taxes(1)	(0.6)	13.0	(5.3)	27.7
Provision for income taxes	1.3	1.5	3.4	4.2
Net income(1)	$(1.9)	$11.4	$(8.7)	$23.5
____________
 (1)           Summations may not compute precisely due to rounding.

Three and Six Months Ended February 27, 2009 as Compared to the Three and Six Months Ended February 29, 2008

Net Sales

Net sales for the three months ended February 27, 2009 were $109.1 million, or a 34% decrease from $164.5 million for the three months ended February 29, 2008. This decrease was primarily due to a $54.1 million decrease in net sales of our memory products and a $2.8 million decrease in net sales of our display products, partially offset by an increase of $2.0 million in our embedded products.  The overall decline in sales was primarily driven by falling average selling prices year over year and a decrease in unit sales volume.

Net sales for the six months ended February 27, 2009 were $249.9 million, or a 27% decrease from $341.9 million for the six months ended February 29, 2008. This decrease was primarily due to a $90.3 million decrease in net sales of our memory products and a $4.3 million decrease in net sales of our display products, partially offset by increase of $3.4 million in our embedded products.  The overall decline in sales was primarily driven by falling average selling prices year over year and a decrease in unit sales volume.

Cost of Sales

Cost of sales for the three months ended February 27, 2009 was $85.0 million, or a 35% decrease from $131.6 million for the three months ended February 29, 2008. Cost of sales as a percent of net sales decreased to 78% for the three months ended February 27, 2009, from 80% for the three months ended February 29, 2008. The decrease in cost of sales was principally due to a $41.0 million decline in our memory product material cost of sales and a $4.5 million decrease in our factory overhead from reduced manufacturing activities.

Cost of sales for the six months ended February 27, 2009 was $200.0 million, or a 27% decrease from $274.9 million for the six months ended February 29, 2008. Cost of sales as a percent of net sales remained the same at 80% for the six months ended February 27, 2009 and six months ended February 29, 2008. The decrease in cost of sales was principally due to a $70.4 million decline in our memory material cost of sales and a $5.1 million decrease in manufacturing activities, partially offset by an increase of $1.5 million for inventory adjustments related to increase in reserves for excess and obsolete products.

Gross Profit

Gross profit for the three months ended February 27, 2009 was $24.1 million, or a 27% decrease from $32.9 million for the three months ended February 29, 2008. Gross margin percentage increased from 20% for the three months ended February 29, 2008 to 22% for three months ended February 27, 2009. The decrease in gross profit was primarily due to the lower net sales to our customers, while the increase in gross margin percentage was principally due to a favorable mix shift towards higher margin business.

Gross profit for the six months ended February 27, 2009 was $49.9 million, or a 26% decrease from $67.0 million for the six months ended February 29, 2008. Gross margin percentage remained the same at 20% for the six months ended February 29, 2008 and February 27, 2009. The decrease in gross profit was primarily due to the lower net sales to our customers and falling average selling prices.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended February 27, 2009 were $5.1 million compared to $4.6 million for the three months ended February 29, 2008. This increase was primarily due to $1.3 million in additional R&D expenses related to Adtron, partially offset by a $0.5 million reduction in salaries expense due to a reduction in headcount.

Research and development, or R&D, expenses for the six months ended February 27, 2009 were $10.6 million compared to $9.3 million for the three months ended February 29, 2008. This increase was primarily due to $2.5 million in additional R&D expenses related to Adtron, partially offset by a $1.3 million reduction in salaries expense due to a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended February 27, 2009 were $13.8 million, or a 3% decrease from $14.3 million for the three months ended February 29, 2008.  Sales and marketing expenses remained the same quarter over quarter.  General and administrative expenses decreased $0.5 million primarily due to a $0.8 million decrease in headcount expense and a $0.5 million in bonus and other corporate expense, partially offset by $0.8 million in earn-out expense related to the Adtron acquisition.

Selling, general and administrative, or SG&A, expenses for the six months ended February 27, 2009 were $28.2 million, or a 4% decrease from $29.4 million for the six months ended February 29, 2008.  Sales and marketing expenses remained the same year over year.  General and administrative expenses decreased $1.4 million primarily due to a $0.9 million decrease in headcount expense and a $1.3 million in bonus and other corporate expenses, partially offset by $0.8 million in earn-out expense related to the Adtron acquisition.

Restructuring and Goodwill Impairment Charges

        Restructuring costs for the three months ended February 27, 2009 was $0.9 million, which was mainly due to the FY09 restructuring plan initiated during the second quarter for fiscal 2009. Goodwill impairment charges for the three months ended February 27, 2009 was $3.2 million related to the Adtron segment. We did not incur any restructuring or goodwill impairment charges for the three months ended February 29, 2008.

        Restructuring costs for the six months ended February 27, 2009 was $1.8 million, of which $1.0 million was related to our FY08 restructuring plan and $0.8 million related to the FY09 restructuring plan.  Goodwill impairment charges for the six months ended February 27, 2009 totaled $10.4 million related to the Adtron segment. We did not incur any restructuring or goodwill impairment charges for the six months ended February 29, 2008.

Interest Expense, Net

Net interest expense for the three months ended February 27, 2009 was $1.7 million, compared to $1.3 million for the three months ended February 29, 2008.  The increase was primarily due to less interest income earned because of significantly lower interest rates on bank deposits, while interest expense decreased due to the decrease in interest rate on our long-term debt.

Net interest expense for the six months ended February 27, 2009 was $3.5 million, compared to $2.4 million for the six months ended February 29, 2008.  The increase was primarily due to less interest income earned because of significantly lower interest rates on bank deposits, while interest expense decreased due to the decrease in interest rate on our long-term debt.

      Other Income (expense), net

Net other income for the three months ended February 27, 2009 was $0.1 million compared to $0.4 million for the three months ended February 29, 2008. The decrease was mainly driven by foreign currency transactions losses in our Brazil operations.

Net other expense for the six months ended February 27, 2009 was $0.7 million compared to other income of $1.8 million for the six months ended February 29, 2008. The decrease was mainly driven by foreign currency transactions losses in our Brazil operations.

Provision for Income Taxes

The effective tax rates for the three months ended February 27, 2009 and February 29, 2008 were approximately (216%), representing tax expense and a pre-tax loss, and 12%, respectively.  The effective tax rates for the six months ended February 27, 2009 and February 29, 2008 were approximately (65%) and 15% respectively.  The effective tax rates differ from the 35% U.S. statutory tax rate principally due to losses in the United States generating no tax benefit (due to the full valuation allowance on U.S. deferred tax assets) and the write-downs of non-deductible goodwill of $3.2 million and $10.4 million for the three months and the six months ended February 27, 2009 respectively.  The losses in the United States and write-downs of non-deductible goodwill increasing the effective tax rate were partially offset by a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions.  Excluding the impact of the charge for non-deductible goodwill write down, and including the losses in the United States, the adjusted effective tax rate for the three months and the six months ended February 27, 2009 were 48% and 67%, respectively.  The increase in the adjusted effective tax rate was principally due to losses in the United States and lower effective tax rate on profits in non-U.S. tax jurisdictions for the three months and six months ended February 27, 2009, when compared to the three months and six months ended February 29, 2008.

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

Debt Service. As of February 27, 2009, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with $35.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries, except for Estecom, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants at February 27, 2009.

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

The amended financial covenants require that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 million to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin were increased to 2% and 3%, respectively. As of February 27, 2009, the revolving credit facility was undrawn and had available borrowing capacity of $35 million and we were in compliance with its covenants under the revolving credit facility.

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

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, the sale of preferred shares to and advances from our former principal shareholder, Modular, L.L.C, and our initial public offering. As of February 27, 2009, our cash and cash equivalents were $125.4 million.

Cash Flows from Operating Activities. Net cash provided by operating activities was $24.6 million for the six months ended February 27, 2009, compared to net cash provided by operating activities of $19.8 million for the six months ended February 29, 2008.

Net cash provided by operating activities of $24.6 million for the six months ended February 27, 2009 was primarily comprised of:

•	Net loss, net of non-cash related expenses, of $12.1 million;
•	A decrease in accounts receivable of $73.4 million;
•	An increase in inventories of $26.6 million; and
•	A decrease of $35.1million in accounts payable and accrued expenses and other current liabilities.

Net cash provided by operating activities of $19.8 million for the six months ended February 29, 2008 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $32.4 million;
•	A decrease in accounts receivable of $22.8 million;
•	A decrease in inventories of $3.7 million; and
•	A decrease of $38.3 million in accounts payable and accrued expenses and other current liabilities.

Cash Flows from Investing Activities. Net cash used in investing activities was $11.4 million for the six months ended February 27, 2009, compared to net cash used in investing activities of $9.6 million for the six months ended February 29, 2008. The change was primarily due to the $1.5 million in payment for contingent consideration related to the Adtron earn-out and an increase of $0.6 million for cash deposits on equipment purchased, partially offset by a decreased level of capital expenditures of $0.4 million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $0.5 million for the six months ended February 27, 2009, compared to $0.3 million in net cash provided by financing activities for the six months ended February 29, 2008. The change was mainly attributed to the proceeds from exercises of stock options during the respective periods.

Share Repurchase Program

On March 24, 2009, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s ordinary shares.  The Company intends to repurchase shares using its available cash.  The timing, duration, and the exact number of shares to be purchased will be at the Company’s discretion.  Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions.  Purchases under this program may be commenced, suspended, or terminated at any time without prior notice.

Contractual Obligations

There have been no material changes from contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008, except for our commitments under operating leases.  See below for our contractual commitments for operating leases after execution of our new operating lease agreement on March 18, 2009:

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Operating leases	1.4	2.6	1.2	1.3	6.5

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

         For foreign operations using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates during the period. The effect of this translation is reported in other comprehensive income (loss). For the six months ended February 27, 2009, we recorded foreign currency translation adjustment primarily related to our Brazil operations of $22.7 million.  This significant cumulative translation adjustment was due to the devaluation of the Brazilian currency against the U.S. dollar.

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

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008 that was filed on November 12, 2008, except for the following:

Risks related to our business previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008 that was filed on November 12, 2008, are updated by adding the following:

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

Relocating our corporate headquarters may potentially disrupt our business and may result in costs substantially higher than we expect.

The lease for our 130,000 square foot facility in Fremont, California, which serves as our principal executive offices, expires on April 30, 2009.  We are in the process of relocating to a 79,480 square foot facility in Newark, California, which requires tenant improvements be made prior to our move.  The timing of obtaining building permits, landlord and/or city and other regulatory approvals, and the construction of the tenant improvements are subject to delay and not under our complete control.  There may also be cost overruns in connection with the construction of the tenant improvements.  Any delay in vacating our Fremont facility would result in a 50% escalation in rental expense for the Fremont facility, in addition to our new rental expense for the Newark facility.  In addition, we would be subject to liability for damages that the landlord may incur as a result of our delay in vacating the Fremont facility.  The relocation of our operations and employees may create disruption and the risk of delays due to customer qualification of a new facility to manufacture products and the start-up cost of a new facility could negatively impact our business, financial condition and results of operations.

We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the expected benefits, which would negatively impact our future results of operations.

In January 2009, we initiated a second restructuring plan to further align our cost structure with expected revenue.  This restructuring plan was intended to decrease various Company costs and improve cash flow. We cannot assure you that we will be able to successfully complete and realize the expected benefits of this restructuring plan. The restructuring plan may involve higher costs, a longer timetable, or additional restructuring activity than we currently anticipate and could negatively impact our results of operations and cash flow.  In addition, our restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual General Meeting of Shareholders held on January 28, 2009, the following actions were taken:

1.           Election of the Board of Directors comprised of the following members:

Nominee	Votes For	Votes Withheld
Iain MacKenzie	56,057,706	4,007,682
Ajay Shah	56,057,109	4,008,279
Dipanjan Deb	56,133,251	3,932,137
Eugene Frantz	56,044,039	4,021,349
Dennis McKenna	59,474,453	590,935
Harry W. (Webb) McKinney	58,092,828	1,972,560
Dr. C.S. Park	56,449,375	3,616,013
Mukesh Patel	56,059,559	4,005,829
Clifton Thomas Weatherford	58,105,769	1,959,619

2.           Vote to ratify the selection of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending August 28, 2009.

Votes For	Votes Against	Abstain	Non-Votes
60,019,562	24,178	21,648	0

3.           Vote to approve the option exchange program for employees, except for officers and directors.

Votes For	Votes Against	Abstain	Non-Votes
25,483,135	30,152,693	36,300	4,393,260

Item 6.  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.30	Lease Agreement, dated March 18, 2009, by and between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ BARRY ZWARENSTEIN
	Name:	Barry Zwarenstein
	Title:	Senior Vice President and Chief Financial Officer

Date: April 7, 2009

 EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.30	Lease Agreement, dated March 18, 2009, by and between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.