Form 10-Q
period 2009-05-29
SMART Modular Technologies (WWH), Inc.
filed 2009-07-07
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 29, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To	.

Commission file number 000-51771
________________

SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	20-2509518
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

39870 Eureka Drive
Newark, CA	94560
(Address of Principal Executive Offices)	(Zip Code)

(510) 623-1231
Registrant’s Telephone Number, Including Area Code
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

       The number of registrant’s ordinary shares outstanding as of July 6, 2009 was 61,869,400.

SMART MODULAR TECHNOLOGIES (WWH), INC.

INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 29, 2009	August 29, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$139,229	$115,994
Accounts receivable, net of allowances of $1,115 and $1,517 as of May 29, 2009 and August 29, 2008, respectively	121,887	193,736
Inventories	53,983	62,430
Prepaid expenses and other current assets	12,939	14,973
Total current assets	328,038	387,133
Property and equipment, net	34,579	39,317
Goodwill	1,061	7,210
Other intangible assets, net	7,743	8,545
Other non-current assets	4,490	4,943
Total assets	$375,911	$447,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$55,789	$93,482
Accrued expenses and other current liabilities	14,397	23,942
Total current liabilities	70,186	117,424
Long-term debt	81,250	81,250
Other long-term liabilities	2,356	1,568
Total liabilities	153,792	$200,242
Shareholders’ equity:
Ordinary shares, net of repurchases, $0.00016667 par value; 600,000,000 shares authorized; 61,747,747 and 61,361,137 shares issued and outstanding as of May 29, 2009 and August 29, 2008, respectively	10	10
Additional paid-in capital	105,656	100,234
Deferred stock-based compensation	(21)	(91)
Accumulated other comprehensive income (loss)	(5,033)	14,132
Retained earnings	121,507	132,621
Total shareholders’ equity	222,119	246,906
Total liabilities and shareholders’ equity	$375,911	$447,148

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
	(In thousands, except per share data)
Net sales	$91,645	$167,615	$341,509	$509,485
Cost of sales*	73,008	139,803	272,989	414,691
Gross profit	18,637	27,812	68,520	94,794
Research and development*	4,478	5,418	15,056	14,727
Selling, general and administrative*	13,585	15,393	41,834	44,785
Restructuring charges	989	—	2,810	—
Goodwill impairment charge	—	—	10,416	—
In-process research and development charge	—	4,400	—	4,400
Total operating expenses	19,052	25,211	70,116	63,912
Income (loss) from operations	(415)	2,601	(1,596)	30,882
Interest expense, net	(1,629)	(1,468)	(5,079)	(3,819)
Other (expense) income, net	26	255	(631)	2,050
Total other expense, net	(1,603)	(1,213)	(5,710)	(1,769)
Income (loss) before provision for income taxes	(2,018)	1,388	(7,306)	29,113
Provision for income taxes	368	12,391	3,808	16,611
Net income (loss)	$(2,386)	$(11,003)	$(11,114)	$12,502
Net income (loss) per ordinary share, basic	$(0.04)	$(0.18)	$(0.18)	$0.21
Shares used in computing basic net income (loss) per share	61,738	61,027	61,640	60,864
Net income (loss) per ordinary share, diluted	$(0.04)	$(0.18)	$(0.18)	$0.20
Shares used in computing diluted net income (loss) per share	61,738	61,027	61,640	63,606

____________
* Stock-based compensation by category:

Cost of sales	$137	$217	$525	$592
Research and development	404	471	1,286	1,277
Selling, general and administrative	949	1,198	3,266	3,491

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
	(In thousands)
Net income (loss)	$(2,386)	$(11,003)	$(11,114)	$12,502
Other comprehensive income (loss):
Net changes in unrealized loss on derivative instruments accounted for as cash flow hedges	207	905	(144)	(667)
Foreign currency translation adjustments	3,692	1,897	(19,021)	4,600
Comprehensive income (loss)	$1,513	$(8,201)	$(30,279)	$16,435

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,114)	$12,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,586	9,054
Stock-based compensation	5,077	5,360
Change in allowance for trade accounts receivable and sales returns	(402)	(784)
Loss on disposal of assets	672	55
Amortization of debt issuance costs	764	600
In-process research and development charge	—	4,400
Goodwill impairment	10,416	—
Non cash restructuring credit	(7)	—
Excess tax benefits from share-based compensation	—	(24)
Changes in operating assets and liabilities:
Accounts receivable	67,755	2,721
Inventories	4,587	(490)
Prepaid expenses and other assets	480	5,646
Accounts payable	(37,860)	(28,763)
Accrued expenses and other liabilities	(5,359)	(6,305)
Net cash provided by operating activities	44,595	3,972
Cash flows from investing activities:
Capital expenditures	(11,683)	(11,401)
Cash deposits on equipment	(418)	—
Proceeds from sale of assets	60	247
Acquisition of businesses, net of cash acquired	—	(20,303)
Payment for Adtron contingent consideration	(6,562)	—
Net cash used in investing activities	(18,603)	(31,457)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	24
Principal payment on acquired line of credit	—	(940)
Borrowings under revolving line of credit	—	11,500
Repayments on revolving line of credit	—	(11,500)
Repurchase of ordinary shares	(84)	—
Proceeds from option exercises	498	928
Net cash provided by financing activities	414	12
Effect of exchange rate changes on cash and cash equivalents	(3,171)	625
Net increase (decrease) in cash and cash equivalents	23,235	(26,848)
Cash and cash equivalents at beginning of period	115,994	144,147
Cash and cash equivalents at end of period	$139,229	$117,299

Supplemental disclosures of cash flow information:
Non-cash activities:
Decline in fair value of derivative instruments	144	667
Cash paid during the period for:
Interest	5,573	6,507
Income taxes	4,108	7,583

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation and Principles of Consolidation

  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) are as of May 29, 2009 and August 29, 2008 and for the three and nine months ended May 29, 2009 and May 30, 2008. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 28, 2009. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended August 29, 2008, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. All financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (SMART Brazil) is included in the Company’s consolidated financial statements on a one month lag.  All intercompany balances and transactions have been eliminated upon consolidation.

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

  Out of Period Adjustment

During the second quarter of fiscal 2009, the Company recorded one adjustment to net sales and one adjustment to cost of sales, which adjustments represented corrections of immaterial prior period errors in current liabilities. Each adjustment was less than $0.5 million and together resulted in a net decrease to net loss of $0.2 million during the second quarter of fiscal 2009.

  Product and Service Revenue

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

In addition, the Company has transactions with select customers that are accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent with no associated cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $144.0 million and $216.9 million for the three months ended May 29, 2009 and May 30, 2008, respectively. Total service revenue recorded for the three months ended May 29, 2009 and May 30, 2008 amounted to approximately $8.0 million and $9.7 million, respectively. Gross amounts billed to customers for service transactions totaled approximately $495.0 million and $691.1 million for the nine months ended May 29, 2009 and May 30, 2008, respectively. Total service revenue recorded for the nine months ended May 29, 2009 and May 30, 2008 amounted to approximately $28.8 million and $31.6 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities.  The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 159 became effective for the Company beginning in the first quarter of fiscal 2009.  The Company has elected the option not to measure eligible financial instruments at fair value allowable under SFAS 159 and believes that this election did not have a material impact on its financial position or results of operations.

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

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3, and does not expect the adoption to have a material impact on our consolidated results of operations and financial condition.

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

In April 2009, the FASB issued three related FSP: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for us beginning in the fourth quarter of fiscal 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting these Staff Positions, but does not expect the adoption to have a material impact on our consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 will be effective in our fourth quarter of fiscal 2009.  The Company does not expect the adoption of SFAS 165 to have a material impact on our consolidated results of operations and financial condition.

NOTE 2 - Stock-Based Compensation

Stock Options

The Company’s equity incentive plan provides for grants of options to employees and independent directors of the Company to purchase (upon vesting) the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of May 29, 2009, there were 10,985,968 ordinary shares reserved for issuance under this plan, of which 1,925,434 ordinary shares represents the number of shares available for grant.

Prior to fiscal 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related pronouncements. Under this method, compensation expense was recorded only if the deemed fair value of the underlying shares exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on a straight-line basis over the vesting period of each grant, generally four years.

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

Restricted Stock Units (RSUs)

        The Company’s equity incentive plan also provides for grants of RSUs, and, beginning with the first quarter of fiscal 2009, the Company began issuing performance-based and timed-based RSUs.  Generally, under the terms of each RSU agreement, RSUs vest over a one year period and are subject to the employee’s continuing service to the Company.  In accordance with SFAS No. 123R, the cost of each RSU is determined using the fair value of the Company’s ordinary shares on the date of grant. The compensation cost is recognized over two years: the first year is the period during which certain predetermined performance goals must be achieved and the second year is the one year service period required once the performance goals have been achieved.  Performance-based RSUs are granted upon the Company’s achievement of certain predetermined financial goals and satisfaction of the one year service period.  The Company estimates the likelihood of such performance goals being achieved and recognizes the related stock-based compensation cost for each reporting period, if any.  The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance goals.  If such performance goals are not met or are not expected to be met, then no compensation cost is recognized and any previously recognized compensation expense is reversed.  The weighted average grant date fair value of the 5,000 time-based RSUs granted during the three months ended November 28, 2008 was $2.84 per RSU.  There were no RSUs granted during the three months ended May 29, 2009.  There were no stock-based compensation cost related to the performance-based RSUs for the three and nine months ended May 29, 2009.  As of May 29, 2009, there were 5,000 non-vested time-based RSUs outstanding and 75,000 performance-based RSUs forfeited (unissued).

        Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the nine months ended May 29, 2009 is based on the historical volatility of the Company’s ordinary shares, as well as the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. During the three months ended May 29, 2009, there was an increase in the Company’s expected forfeiture rate due to headcount reductions over the last fiscal year.

The following assumptions were used to value stock options:

	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
Stock options:
Expected term (years)	5.3	5.1
Expected volatility	58%	51%
Risk-free interest rate	2.01%	3.58%
Expected dividends	—	—

A summary of option activity as of and for the nine months ended May 29, 2009, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of August 29, 2008	8,458	$5.72
Options granted	2,146	2.78
Options exercised	(432)	1.15
Options forfeited or cancelled	(1,041)	7.42
Options outstanding as of May 29, 2009	9,131	$5.05	7.2	$5,078
Options exercisable as of May 29, 2009	5,059	$4.61	6.0	$4,905
Options vested and expected to vest as of May 29, 2009	8,556	$5.03	7.1	$5,051

The Black-Scholes weighted average fair value of options granted during the three months ended May 29, 2009 and May 30, 2008 was $1.39 and $3.06 per option, respectively.  The Black-Scholes weighted average fair value of options granted during the nine months ended May 29, 2009 and May 30, 2008 was $1.44 and $3.46 per option, respectively. The total intrinsic value of stock options exercised during the nine months ended May 29, 2009 and May 30, 2008 was approximately $0.4 million and $4.2 million, respectively. Upon the exercise of options, the Company issues ordinary shares from its authorized shares.  Total SFAS No. 123R compensation expense recognized for the three months ended May 29, 2009 and May 30, 2008 was approximately $1.5 million and $1.9 million, respectively.  Total SFAS No. 123R compensation expense recognized for the nine months ended May 29, 2009 and May 30, 2008 was approximately $5.1 million and $5.4 million, respectively.

A summary of the status of the Company’s non-vested stock options as of May 29, 2009, and changes during the nine months ended May 29, 2009, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested stock options as of August 29, 2008	4,328	$4.38
Stock options granted	2,146	1.44
Vested stock options	(1,361)	3.61
Forfeited or cancelled stock options	(1,041)	3.56
Non-vested stock options as of May 29, 2009	4,072	$3.08

As of May 29, 2009, there was approximately $14.6 million of total unrecognized compensation expense related to stock option compensation arrangements, which is expected to be recognized over the weighted average period of 2.7 years. The total fair value of shares underlying stock options vested during the nine months ended May 29, 2009 was approximately $4.9 million.

Share Repurchase Program

In March 2009, our Board of Directors authorized a share repurchase program of up to $10.0 million of our ordinary shares.  We intend to repurchase (and have repurchased) shares using our available cash.  In April 2009, the Company entered into a Rule 10b5−1 trading plan (“Plan”) with a broker to repurchase ordinary shares based on pre-defined terms and conditions.  Except as set forth in the Plan, the timing, duration, and the exact number of additional shares to be purchased will be at the Company’s discretion.  Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions.  Purchases under this program may be commenced, suspended, or terminated at any time without prior notice. During the three months ended May 29, 2009, we repurchased approximately forty-five thousand of our ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million.  As of May 29, 2009, the remaining balance available for future share repurchases was $9.9 million under our share repurchase program.

NOTE 3 — Goodwill and Other Intangible Assets, net

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment test of its two reporting units (Memory, Embedded, & Display reporting unit and Adtron reporting unit) annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows, considering the market price of the Company’s ordinary shares, and comparing the fair value to the carrying value of the reporting unit, including goodwill.

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

As part of the purchase of Adtron Corporation on March 3, 2008, the Company agreed to pay earn-out consideration of up to $15.0 million to the sellers if the Adtron Segment achieved two financial goals and one operational goal by December 31, 2008.  In December 2008, we paid $1.5 million for an operational goal that had been achieved.  In the second quarter of fiscal 2009, the Company provided to the sellers a good faith calculation of the remaining earn-out consideration that would be potentially payable.  Based on such calculation, we recorded $4.0 million in the second quarter of fiscal 2009. Of the $4.0 million accrued, the effect of which increased the purchase price, the Company recorded $3.2 million to impairment of goodwill and the remaining $0.8 million to general and administrative expenses in the condensed consolidated statement of operations for the nine months ended May 29, 2009.  In the third quarter of fiscal 2009, the Company reached an agreement with the sellers to settle the remaining earn-out for an additional $1.1 million which the Company recorded as goodwill, and we paid the sellers a total of $5.1 million in May 2009.  No additional earn-out contingent consideration remains in connection with the Adtron acquisition.

During the first quarter of fiscal 2009, a charge of $7.2 million of goodwill impairment was recorded and subsequently during the second quarter, the Company recorded an additional $3.2 million of goodwill impairment.  These amounts were recorded in the condensed consolidated statement of operations for the nine months ended May 29, 2009.  In the third quarter of fiscal 2009, the Company recorded $1.1 million in goodwill related to the final settlement of earn out consideration in connection with the Adtron acquisition.  The Company conducted an impairment test of this $1.1 million remaining goodwill during the third quarter of fiscal 2009 and determined that goodwill from its Adtron reporting unit was not impaired.  In addition, the Company conducted an impairment test of its intangible and other long-lived assets as of May 29, 2009 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and found no impairment of intangible and other long-lived assets.

Presented below are the changes in the Company’s goodwill by reporting segment for the nine months ended May 29, 2009 (in thousands):

	August 29, 2008	Acquisition	(Impairment)	May 29, 2009
Reporting unit:
Memory, Embedded, & Display	$—	$—	$—	$—
Adtron	7,210	4,267	(10,416)	1,061
Total Goodwill	$7,210	$4,267	$(10,416)	$1,061

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of August 29, 2008 and May 29, 2009 (in thousands):

	Weighted Avg. Life (years)	Fair Value at Date of Acquisition	Accumulated Amortization	Carrying Value at August 29, 2008
Amortized intangible assets:
Leasehold interest	3	$260	$41	$219
Product names	9	60	3	57
Customer relationships	10	3,700	185	3,515
Non-compete agreement	2	220	55	165
Company trade name	20	2,040	51	1,989
Technology	7	2,800	200	2,600
Total	11	$9,080	$535	$8,545

	Weighted Avg. Life (years)	Fair Value at Date of Acquisition	Accumulated Amortization	Carrying Value at May 29, 2009
Amortized intangible assets:
Leasehold interest	3	$260	$101	$159
Product names	9	60	8	52
Customer relationships	10	3,700	462	3,238
Non-compete agreement	2	220	138	82
Company trade name	20	2,040	128	1,912
Technology	7	2,800	500	2,300
Total	11	$9,080	$1,337	$7,743

Amortization expense related to identifiable intangible assets totaled approximately $0.3 million and $0.8 million for the three and nine months ended May 29, 2009, respectively. Amortization expense related to identifiable intangible assets total approximately $0.3 million for the three and nine months ended May 30, 2008. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:
Remainder of 2009	$268
2010	1,015
2011	936
2012	879
2013	879
Thereafter	3,766
Total	$7,743

NOTE 4 — Net Income (Loss) Per Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units (RSUs) computed using the treasury stock method.

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
Numerator:
Net income (loss)	$(2,386)	$(11,003)	$(11,114)	$12,502
Denominator:
Weighted average ordinary shares	61,743	61,027	61,645	60,864
Less: Weighted average unvested RSUs subject to repurchase	(5)	—	(5)	—
Shares used in computing basic net income (loss) per share	61,738	61,027	61,640	60,864
Effect of dilutive securities:
Stock options	—	—	—	2,742
Total ordinary shares, diluted	61,738	61,027	61,640	63,606
Net income (loss) per ordinary share, basic	$(0.04)	$(0.18)	$(0.18)	$0.21
Net income (loss) per ordinary share, diluted	$(0.04)	$(0.18)	$(0.18)	$0.20

        For the computation of net loss per share for the three and nine months ended May 29, 2009, the Company excluded 9,188,659 and 9,482,854 stock options from the calculation of the net loss per share, respectively, as their inclusion would have been anti-dilutive.  For the computation of net loss per share for the three and nine months ended May 30, 2008 , respectively, the Company excluded options totaling 8,260,257 and 4,376,797 shares from the calculation of the net loss per share as their inclusion would have been anti-dilutive.

NOTE 5 — Inventories

Inventories consist of the following as of May 29, 2009 and August 29, 2008 (in thousands):

	May 29, 2009	August 29, 2008
Raw materials	$18,257	$28,122
Work-in process	3,024	4,899
Finished goods	32,702	29,409
	$53,983	$62,430

NOTE 6 — Income Taxes

        The provision for income tax expense is summarized as follows (in thousands):

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
Current	$371	$2,747	$3,850	$6,942
Deferred	(3)	9,644	(42)	9,669
Total	$368	$12,391	$3,808	$16,611

        Worldwide income (loss) before provision for income taxes for the three and nine months ended May 29, 2009 and May 30, 2008, consisted of the following components (in thousands):

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
U.S. loss	$(2,515)	$(9,978)	$(22,902)	$(16,105)
Non-U.S. income	497	11,366	15,596	45,218
Total	$(2,018)	$1,388	$(7,306)	$29,113

        The effective tax rates for the three months ended May 29, 2009 and May 30, 2008 were approximately (18%), representing tax expense and a pre-tax loss, and 893% (including a $9.6 million increase in the valuation allowance on U.S. deferred tax assets), respectively.  The effective tax rates for the nine months ended May 29, 2009 and May 30, 2008 were approximately (52%) and 57% respectively.  The effective tax rates differ from the 35% U.S. statutory tax rate principally due to losses in the United States generating no tax benefit (due to the full valuation allowance on U.S. deferred tax assets) and the write-downs of non-deductible goodwill of $10.4 million for the nine months ended May 29, 2009.  The losses in the United States and write-downs of non-deductible goodwill increasing the effective tax rate were partially offset by a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions.

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

        As of May 29, 2009, the Company evaluated its valuation allowance in accordance with SFAS No. 109 to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years.  The Company has a cumulative loss for the current year plus the two preceding years for the U.S.  A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets.  As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets.

NOTE 7 – Indebtedness

On November 26, 2008, the First Amendment to Second Amended and Restated Loan and Security Agreement (the "Amendment") was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee (“WF Credit Facility”). Under the Amendment, certain changes were made to the Second Amended and Restated Loan and Security Agreement dated April 30, 2007 to, among other things, (i) decrease the amount available for borrowing by $15 million, from $50 million to $35 million (of which $10 million instead of $30 million may be in the form of letters of credit), (ii) modify the calculation and levels of certain financial covenants, (iii) modify the fees payable, (iv) modify the calculation of, and increase, the interest rates applicable to loans and other amounts outstanding, (v) further limit Restricted Payments, and (vi) limit voluntary repayment and/or retirement of subordinated debt issued by the Company. The amended financial covenants require that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 million to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin were increased to 2% and 3%, respectively. As of May 29, 2009, the revolving credit facility was undrawn and had available borrowing capacity of $35 million and the Company was in compliance with its covenants under the revolving credit facility.  This credit facility is available until April 30, 2010, unless earlier terminated or a default occurs. Based on current projections, it is probable that we will not meet the WF Credit Facility covenants requiring an adjusted EBITDA equal to or greater than $35 million or a Funded Debt to adjusted EBITDA ratio equal to or lower than 2.5 as of the end of our fourth fiscal quarter, August 28, 2009.  If we do not meet either covenant or any other specified financial ratio or financial condition test, then we will be unable to borrow under the WF Credit Facility.  We have not borrowed under the WF Credit Facility since November 2007 and, given our cash position and our anticipated operating cash flow, we have no plans to utilize the WF Credit Facility before it expires on April 30, 2010. We are in discussions with Wells Fargo and evaluating various alternatives.

As of May 29, 2009, the senior secured floating rate notes due on April 2012 (the Notes) had a balance of $81.3 million.

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

        In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for our certain assets and liabilities measured at fair value on a recurring basis (in millions) as of May 29, 2009:

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Observable/ Unobservable Inputs Corroborated by Market Data Level 2	Significant Unobservable Inputs Not Corroborated by Market Data Level 3	Total
Assets:
Money market funds (1)	$84.4	$—	$—	$84.4
Certificates of deposit (1)	10.0	—	—	10.0
Liabilities:
Non-current variable-to-fixed interest rate swap	—	(1.5)	—	(1.5)
Total (2)	$94.4	$(1.5)	$—	$92.9
____________
(1) Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.
(2) The total in Level 1 does not include $44.8 million of cash balances from checking and savings accounts.

Derivative Instruments

The Company has previously entered into two interest swap agreements (the Swaps), one of which is expired and one of which is outstanding at May 29, 2009. The expired Swap, which expired on April 1, 2008, was for approximately $41.3 million notional amount, and under its terms, the Company paid a fixed interest rate of 9.78% related to such notional amount. The unexpired Swap is for approximately $40.0 million notional amount, has an expiration date of April 28, 2010 and under its terms, the Company pays a fixed rate of 9.97% related to such notional amount. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company receives interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps essentially replaced the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective expiration dates. The remaining swap is accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The total fair value of the outstanding derivative instrument referred to above was a liability of approximately $1.5 million and $1.0 million as of May 29, 2009 and August 29, 2008, respectively.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Nine Months Ended May 29, 2009

Balance of accrual at August 29, 2008	$765
Warranty claims	(678)
Provision for product warranties	482
Balance of accrual at May 29, 2009	$569

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

Legal Matters

From time to time the Company is involved in disputes and litigation arising in the ordinary course of business.  Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  The Company believes that it has defenses to the cases pending against it, including those set forth below.  The Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the case listed below, and accordingly no provision for any potential loss which may result from the resolution of this matter has been recorded in the accompanying unaudited condensed consolidated financial statements

Tessera, Inc.

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

On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630.  In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation in an effort to streamline the case.  On May 29, 2008, the administrative law judge set trial for September 22, 2008, which trial has been completed, and ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009.  The deadline for the Initial Determination has been extended to August 28, 2009 and the target date for completing the investigation has been extended to December 29, 2009.  We believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera acknowledges are licensed under the Asserted Patents.

Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, alleging infringement of the same patents at issue in the ITC action.  The district court action seeks an unspecified amount of damages and injunctive relief.  The district court action has been stayed pending the completion of the ITC action.  In the Company’s opinion, the resolution of the Tessera disputes and litigation is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        Commitments

Adtron Earn-Out Consideration

As part of the purchase of Adtron Corporation on March 3, 2008, the Company agreed to pay earn-out consideration of up to $15.0 million to the sellers if the Adtron Segment achieved two financial goals and one operational goal by December 31, 2008.  In December 2008, we paid $1.5 million for an operational goal that had been achieved.  In the second quarter of fiscal 2009, the Company provided to the sellers a good faith calculation of the remaining earn-out consideration that would be potentially payable.  Based on such calculation, we recorded $4.0 million in the second quarter of fiscal 2009. Of the $4.0 million accrued, the effect of which increased the purchase price, the Company recorded $3.2 million to impairment of goodwill and the remaining $0.8 million to general and administrative expenses in the condensed consolidated statement of operations for the nine months ended May 29, 2009.  In the third quarter of fiscal 2009, the Company reached an agreement with the sellers to settle the remaining earn-out for an additional $1.1 million which the company recorded as goodwill, and we paid the sellers a total of $5.1 million in May 2009.  No additional earn-out contingent consideration remains in connection with the Adtron acquisition.

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

During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company that certain tax credits transferred during 2004 between two Brazilian entities may not have represented an authorized transfer.  These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004.   A notice was received from the Sao Paulo, Brazil Tax Authorities (Delegacia Tributaria de Julgamento) by SMART on October 3, 2008 providing an assessment for interest and penalties, related to the transfer of these credits.  SMART has notified Solectron and its parent company, Flextronics International Ltd. (Flextronics) of this assessment, and under the terms of the Transaction Agreement, Flextronics has elected to assume responsibility for the appeals process for this case on SMART's behalf.  The San Paolo, Brazil Tax Authorities rejected the appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Tax Administrative Court (Tribunal de Impostos e Taxas), which appeal is still pending judgment.  As of May 29, 2009 the Company carries both a tax liability and a corresponding indemnity receivable for approximately $3.0 million.   The Company believes that the likelihood of any material loss arising from this matter is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

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

Property and equipment, net, and certain results of operations by segment:

	May 29, 2009	August 29, 2008
	(In thousands)
Property and equipment, net:
Memory, Embedded, & Display	$33,906	$38,772
Adtron	673	545
Total property and equipment, net	$34,579	$39,317

	Memory, Embedded, & Display	Adtron	Total
	(In thousands)
Three Months Ended May 29, 2009
Net sales	$88,083	$3,562	$91,645
Gross profit	17,214	1,423	18,637
Depreciation and amortization	2,843	299	3,142
Income (loss) from operations	$1,369	$(954)	$(415)

Nine Months Ended May 29, 2009
Net sales	$328,085	$13,424	$341,509
Gross profit	62,219	6,301	68,520
Depreciation and amortization	8,708	878	9,586
Impairment of goodwill	—	10,416	10,416
Income (loss) from operations	$10,551	$(12,147)	$(1,596)

	Memory, Embedded, & Display	Adtron	Total
	(In thousands)
Three Months Ended May 30, 2008
Net sales	$163,889	$3,726	$167,615
Gross profit	26,159	1,653	27,812
Depreciation and amortization	3,206	278	3,484
In-process research and development charge	—	4,400	4,400
Income (loss) from operations	$7,820	$(5,219)	$2,601

Nine Months Ended May 30, 2008
Net sales	$505,759	$3,726	$509,485
Gross profit	93,141	1,653	94,794
Depreciation and amortization	8,776	278	9,054
In-process research and development charge	—	4,400	4,400
Income (loss) from operations	$36,101	$(5,219)	$30,882

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
	(In thousands)
Geographic net sales:
U.S.A.	$44,076	$92,504	$152,031	$296,975
Other North and Latin America	21,837	30,268	89,011	88,947
Europe	5,962	18,785	36,694	49,866
Asia	19,770	26,058	63,773	73,697
	$91,645	$167,615	$341,509	$509,485

	May 29, 2009	August 29, 2008
	(In thousands)
Property and equipment, net:
U.S.A.	$8,039	$6,679
Other North and Latin America	20,546	28,492
Europe	41	59
Asia	5,953	4,087
	$34,579	$39,317

NOTE 11 — Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Major customers are defined as those with net sales in excess of 10% of total net sales or those who have outstanding accounts receivable balances at the end of the fiscal period of 10% or more of our total net accounts receivable.

Net sales from major customers as a percentage of total net sales are as follows:

	Three Months Ended May 29, 2009	Three Months Ended May 30, 2008	Nine Months Ended May 29, 2009	Nine Months Ended May 30, 2008
Customer A	24%	33%	30%	40%
Customer B	14%	12%	13%	13%
Customer C	*	*	*	*

*Less than 10%

As of May 29, 2009, approximately 22%, 19% and 39% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 29, 2008, approximately 32%, 19% and 28% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer, a significant reduction in revenue from a major customer, or the uncollectibility of accounts receivable from Customer A, B, or C could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 12 — Restructuring Charges

Starting in 2007, DRAM prices steadily eroded as the result of worldwide overcapacity.  This downturn was exacerbated by poor macro-economic conditions that persisted through our third quarter of fiscal 2009.  The erosion of DRAM prices and reduced demand for our products led to significant declines in our net sales and profitability.  To moderate the impact, the Company initiated several measures to reduce various costs and expenses as part of several restructurings as disclosed below.

        During the fourth quarter of fiscal 2008, the Company initiated a restructuring plan, the FY08 Plan, to reduce operating expenses and improve cash flows by consolidating certain operations in Asia and the Caribbean.  The intent of the plan was to decrease the Company’s cost structure through workforce reductions and facility and resource consolidation.  Costs resulting from the restructuring plan include severance payments, severance-related benefits, lease costs associated with the closure of our Dominican Republic facility, charges for assets written off and other costs.  The Company expects ongoing annual savings of approximately $11.4 million related to the FY08 Plan.  These costs relate to the Memory, Embedded, & Display segment.  All other exit costs related to the FY08 Plan have been paid as of May 29, 2009.

        During the second quarter of fiscal 2009, the Company initiated another restructuring plan, the FY09 Plan, to reduce further its global workforce in order to improve the Company’s cost structure in the continued uncertain economic environment.  In an effort to reduce cost in the third quarter of fiscal 2009, the Company initiated a third restructuring plan to reduce its global workforce, which plan is now included in the FY09 Plan.  The Company expects ongoing annual savings of approximately $8.0 to $9.0 million related to the FY09 Plan.  The FY09 Plan includes charges consisting primarily of severance payments and other employee-related payments.  All severance payments and severance-related benefits related to the FY09 Plan accrued as of May 29, 2009 are expected to be paid by the end of fiscal 2009.  Total restructuring costs accrued as of May 29, 2009 were approximately $0.08 million and are recorded in accrued expenses in the condensed consolidated balance sheets.

        The following table represents the activity with respect to restructuring and other charges related to the FY08 Plan for the three and nine months ended May 29, 2009 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of February 27, 2009	$—	$—	$68	$68
Provision (credit)	—	—	(60)	(60)
Non-cash charges			(7)	(7)
Cash payments	—	—	(1)	(1)
Accrual as of May 29, 2009	$—	$—	$—	$—

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of August 29, 2008	$572	$—	$258	$830
Provision	484	179	311	974
Non-cash charges			(7)	(7)
Cash payments	(1,056)	(179)	(562)	(1,797)
Accrual as of May 29, 2009	$—	$—	$—	$—

The following table represents the activity with respect to restructuring and other charges related to the FY09 Plan for the three and nine months ended May 29, 2009 (in thousands):

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of February 27, 2009	$159	$—	$—	$159
Provision	990	—	59	1,049
Cash payments	(1,073)	—	(59)	(1,132)
Accrual as of May 29, 2009	$76	$—	$—	$76

	Severance and Benefits	Assets/Facility Related	Other	Total
Accrual as of August 29, 2008	$—	$—	$—	$—
Provision	1,777	—	59	1,836
Cash payments	(1,701)	—	(59)	(1,760)
Accrual as of May 29, 2009	$76	$—	$—	$76

There were no restructuring activities for the three and nine months ended May 30, 2008.

NOTE 13 — Subsidiary Guarantors

The Company has not presented separate financial statements of subsidiary guarantors in the Notes, as (1) each of the subsidiary guarantors is wholly-owned by the Company, the issuer of the Notes, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) the Company has no independent assets and operations and all subsidiaries of the Company other than the subsidiary guarantors are insignificant.

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

Executive Overview

        We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to OEMs. Our subsystem products include memory modules, solid state storage , embedded computing and TFT-LCD products that we offer to customers worldwide. We also offer our customers custom supply chain services including procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, portable computers, printers and gaming machines. Generally, while increases in overall unit demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations, conversely, decreases in product unit demand and memory content can have a negative effect on our business, financial condition and results of operations.  We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell, and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the U.S., Malaysia, Brazil and Puerto Rico. Our global operations enable us to control costs and rapidly respond to our customers’ requirements worldwide.

        In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular Technologies, Inc. (“SMART Modular”) from Solectron Corporation, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition by our principal investors, we repositioned a portion of our business by focusing on the delivery of certain higher value added products, diversifying our end markets and extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses.  For example, in fiscal 2005 we acquired Estecom, a producer of TFT-LCD products, in fiscal 2006 we acquired ConXtra, Inc., a product design and design manufacturing services provider, and in fiscal 2008 we acquired Adtron Corporation, a leading designer and global supplier for high performance and high capacity solid state storage products . Also, in fiscal 2006 we completed our manufacturing facility in Atibaia, Brazil into which we import finished wafers and package them into memory integrated circuits and into memory modules.

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

In March 2009, we entered into a seven year operating lease with Newark Eureka Industrial Capital LLC to lease approximately 79,480 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space to serve as our new corporate headquarters starting in the third quarter of fiscal 2009.  Our principal executive office is now located at 39870 Eureka Drive, Newark, California 94560.

In March 2009, our Board of Directors authorized the repurchase of up to $10.0 million of our ordinary shares.  We intend to repurchase (and have repurchased) shares using our available cash.  In April 2009, we entered into a Rule 10b5−1 trading plan (“Plan”) with a broker to repurchase ordinary shares based on pre-defined terms and conditions.  Except as set forth in the Plan, the timing, duration, and the exact number of additional shares to be purchased will be at our discretion.  Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions.  Purchases under this program may be commenced, suspended, or terminated at any time without prior notice. During the three months ended May 29, 2009, we repurchased approximately forty-five thousand of our ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million.  As of May 29, 2009, the remaining balance available for future share repurchases was $9.9 million under our share repurchase program.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net Sales

We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, solid state storage devices, embedded computing boards and TFT-LCD products, principally to leading computing, networking, communications, printer, storage and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management and temporary warehousing, and kitting or packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted for, and we expect will continue to account for, a significant percentage of our net sales in the foreseeable future.

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

Revenue Recognition

        Our product revenues are derived from the sale of value added subsystems, including memory modules and flash memory cards, solid state storage devices, embedded computing boards and TFT-LCD products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, product acceptance has occurred and collection of the resulting accounts receivable is reasonably assured. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales.  Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.

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

The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 30,	May 29,	May 30,
	2009	2008	2009	2008
Product net sales	$83,692	$157,932	$312,682	$477,888
Service revenue	7,953	9,683	28,827	31,597
Net sales	91,645	167,615	341,509	509,485
Plus: Cost of sales(1)	136,070	207,243	466,192	659,511
Gross billing to customers	$227,715	$374,858	$807,701	$1,168,996
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

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carry-forwards. When necessary, a valuation allowance is recorded or reduced to value tax assets to amounts that are more likely than not expected to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.  U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries since they are expected to be reinvested indefinitely.

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

Impairment of Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment test of its two reporting units (Memory, Embedded, & Display and Adtron) annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows, considering the market price of the Company’s ordinary shares, and comparing the fair value to the carrying value of the reporting unit, including goodwill.

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

 Financial Information about Segments

Our corporate structure includes two operating segments, the Memory, Embedded, & Display Segment and the Adtron Segment.  Accordingly, we report certain financial information by segment.  We may adjust our reported segments in fiscal 2009 to reflect changes regarding how we manage the business.  See Note 10 to the Unaudited Condensed Consolidated Financial Statements for information regarding our business segments.

Certain results of operations by segment (in millions):

	Memory, Embedded, & Display	Adtron	Total
Three Months Ended May 29, 2009
Net sales	$88.1	$3.5	$91.6
Gross profit	17.2	1.4	18.6
Depreciation and amortization	2.8	0.3	3.1
Income (loss) from operations	$1.4	$(1.0)	$(0.4)

Three Months Ended May 30, 2008
Net sales	$163.9	$3.7	$167.6
Gross profit	26.2	1.6	27.8
Depreciation and amortization	3.2	0.3	3.5
In-process research and development charge	—	4.4	4.4
Income (loss) from operations	$7.8	$(5.2)	$2.6

	Memory, Embedded, & Display	Adtron	Total
Nine Months Ended May 29, 2009
Net sales	$328.1	$13.4	$341.5
Gross profit	62.2	6.3	68.5
Depreciation and amortization	8.7	0.9	9.6
Impairment of goodwill	—	10.4	10.4
Income (loss) from operations	$10.5	$(12.1)	$(1.6)

Nine Months Ended May 30, 2008
Net sales	$505.8	$3.7	$509.5
Gross profit	93.2	1.6	94.8
Depreciation and amortization	8.8	0.3	9.1
In-process research and development charge	—	4.4	4.4
Income (loss) from operations	$36.1	$(5.2)	$30.9

Out of Period Adjustment

During the second quarter of fiscal 2009, we recorded one adjustment to net sales and one adjustment to cost of sales, which adjustments represented corrections of immaterial prior period errors in current liabilities. Each adjustment was less than $0.5 million and together resulted in a net decrease to net loss of $0.2 million during the second quarter of fiscal 2009.

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 29, 2009 and May 30, 2008:

	Three Months Ended		Nine Months Ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
	(In millions)
Net sales	$91.6	$167.6	$341.5	$509.5
Cost of sales	73.0	139.8	273.0	414.7
Gross profit (1)	18.6	27.8	68.5	94.8
Research and development	4.5	5.4	15.1	14.7
Selling, general and administrative	13.6	15.4	41.8	44.8
Restructuring charges	1.0	—	2.8	—
Impairment of goodwill	—	—	10.4	—
In-process research and development charge	—	4.4	—	4.4
Total operating expenses (1)	19.1	25.2	70.1	63.9
Income (loss) from operations (1)	(0.4)	2.6	(1.6)	30.9
Interest expense, net	(1.6)	(1.5)	(5.1)	(3.8)
Other income (expense), net	0.0	0.3	(0.6)	2.1
Total other expense, net (1)	(1.6)	(1.2)	(5.7)	(1.8)
Income (loss) before provision for income taxes (1)	(2.0)	1.4	(7.3)	29.1
Provision for income taxes	0.4	12.4	3.8	16.6
Net income (loss) (1)	$(2.4)	$(11.0)	$(11.1)	$12.5
____________
 (1)  Summations may not compute precisely due to rounding.

Three and Nine months Ended May 29, 2009 as Compared to the Three and Nine months Ended May 30, 2008

Net Sales

Net sales for the three months ended May 29, 2009 were $91.6 million, or a 45% decrease from $167.6 million for the three months ended May 30, 2008. This decrease was primarily due to a $58.9 million decrease in net sales of our memory products, a $16.7 million decrease in net sales of our embedded and display products.  The overall decline in sales was primarily driven by falling average selling prices year over year and a decrease in demand for our memory products.

Net sales for the nine months ended May 29, 2009 were $341.5 million, or a 33% decrease from $509.5 million for the nine months ended May 30, 2008. This decrease was primarily due to a $149.2 million decrease in net sales of our memory products, a $17.6 million decrease in net sales of our embedded and display products.   The overall decline in sales was primarily driven by falling average selling prices year over year and a decrease in demand for our memory products.

Cost of Sales

Cost of sales for the three months ended May 29, 2009 was $73.0 million, or a 48% decrease from $139.8 million for the three months ended May 30, 2008. Cost of sales as a percent of net sales decreased to 80% for the three months ended May 29, 2009, from 83% for the three months ended May 30, 2008. The decrease in cost of sales was principally due to a $46.3 million decline in our memory product material cost of sales and a $4.9 million decrease in our factory overhead from reduced manufacturing activities.

Cost of sales for the nine months ended May 29, 2009 was $273.0 million, or a 34% decrease from $414.7 million for the nine months ended May 30, 2008. Cost of sales as a percent of net sales decreased to 80% for the nine months ended May 29, 2009, from 81% for the nine months ended May 30, 2008. The decrease in cost of sales was principally due to a $116.7 million decline in our memory material cost of sales and a $10.0 million decrease from a reduction in manufacturing activities and salary cuts, partially offset by a net increase of $0.4 million for inventory adjustments related to an increase in write downs for excess and obsolete products.

Gross Profit

Gross profit for the three months ended May 29, 2009 was $18.6 million, or a 33% decrease from $27.8 million for the three months ended May 30, 2008. Gross margin percentage increased from 17% for the three months ended May 30, 2008 to 20% for the three months ended May 29, 2009. The decrease in gross profit was primarily due to the lower net sales to our customers, while the increase in gross margin percentage was principally due to a favorable mix shift towards higher margin business.

Gross profit for the nine months ended May 29, 2009 was $68.5 million, or a 28% decrease from $94.8 million for the nine months ended May 30, 2008. Gross margin percentage increased from 19% for the nine months ended May 30, 2008 to 20% for the nine months ended May 29, 2009. The decrease in gross profit was primarily due to the lower net sales to our customers and reduced demand for our products.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended May 29, 2009 were $4.5 million compared to $5.4 million for the three months ended May 30, 2008. This decrease was primarily due to a decrease of $0.9 million from payroll and related employee expenses associated with reductions in salaries, workforce and bonuses.

R&D expenses for the nine months ended May 29, 2009 were $15.1 million compared to $14.7 million for the nine months ended May 30, 2008. This increase was primarily due to $2.8 million in additional R&D expenses related to Adtron, partially offset by a decrease of $2.4 million in payroll and related employee expenses associated with reductions in workforce, bonuses and salaries.

Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses for the three months ended May 29, 2009 were $13.6 million, or a 12% decrease from $15.4 million for the three months ended May 30, 2008.  Sales and marketing expenses were $4.1 million for the three months ended May 29, 2009, down $1.1 million from $5.2 million for the same quarter last year.  The decrease was primarily due to a decrease of $0.8 million in payroll and employee related expenses associated with reductions in salaries, workforce and bonuses and a decrease of $0.3 million in travel and other sales and marketing expenses.  General and administrative (G&A) expenses were $9.5 million for the three months ended May 29, 2009, down $0.7 million from $10.2 million for the same quarter last year.  Employee related expenses, facilities and equipment costs, utilities, and insurance totaled $5.5 million of G&A expenses for the three months ended May 29, 2009, down $1.9 million from $7.4 million for the same quarter last year.  The decrease was primarily due to payroll and employee related expenses associated with reductions in salaries, workforce and bonuses of $1.0 million and a decrease of $0.9 million in telecommunication and facility related costs.  These decreases were partially offset by $0.8 million in headquarter moving expense.  Professional fees, including those related to recruitment, legal, SOX, audit, and compliance, were $2.5 million of G&A for the three months ended May 29, 2009, up $0.4 million from $2.1 million for the same quarter last year.  The increase was due to increases in legal, audit and other professional fees related to compliance matters.

        SG&A expenses for the nine months ended May 29, 2009 were $41.8 million, or a 7% decrease from $44.8 million for the nine months ended May 30, 2008.  Sales and marketing expenses were $13.9 million for the nine months ended May 29, 2009, down $0.9 million from $14.8 million for the same period last year.  The decrease was due to decreases of $1.5 million in payroll and employee related expenses associated with reductions in workforce, bonuses and salaries, a decrease of $0.3 million in commission expenses, and a decrease of $0.7 million in travel and other sales and marketing expenses.  These decreases were partially offset by $1.6 million of additional sales and marketing expense related to the Adtron acquisition. G&A expenses were $27.9 million for the nine months ended May 29, 2009, down $2.1 million from $30.0 million for the same period last year.  Employee related expenses, facilities and equipment costs, utilities, and insurance totaled $18.3 million of G&A expenses for the nine months ended May 29, 2009, down $4.8 million from $23.1 million for the same period last year. The decrease was primarily due to a $3.0 million decrease in payroll and employee related expenses associated with reductions in workforce, bonuses and salaries and a decrease of $1.8 million in telecommunication and facility related costs.  Professional fees, including those related to recruitment, legal, SOX, audit, and compliance, were $5.7 million for the nine months ended May 29, 2009, up $0.7 million from $5.0 million for the same period last year.  The increase of professional fees was due to increases in legal, audit and other professional fees related to compliance matters.  These net decreases in G&A expenses were partially offset by an increase of $1.2 million additional G&A expense related to the Adtron acquisition and an increase of $0.8 million in headquarter moving expense.

Restructuring and Goodwill Impairment Charges

        Starting in 2007, DRAM prices steadily eroded as the result of worldwide overcapacity.  This downturn was exacerbated by poor macro-economic conditions that persisted through our third quarter of fiscal 2009.  The erosion of DRAM prices and reduced demand for our products led to significant declines in our net sales and profitability.  To moderate the impact, we initiated several measures to reduce various costs and expenses as part of several restructurings as disclosed below.

        During the fourth quarter of fiscal 2008, we initiated a restructuring plan, the FY08 Plan, to reduce operating expenses and improve cash flows by consolidating certain operations in Asia and the Caribbean.  During the second quarter of fiscal 2009, we initiated another restructuring plan, the FY09 Plan, to reduce further our global workforce in order to improve our cost structure in the continued uncertain economic environment.  In a further effort to reduce cost in the third quarter of fiscal 2009, we initiated a third restructuring plan to reduce our global workforce, which plan is now included in the FY09 Plan.  All exit costs related to the FY08 Plan have been paid as of May 29, 2009.  We expect ongoing annual savings of approximately $11.4 million related to the FY08 Plan and approximately $8.0 to $9.0 million related to the FY09 Plan.

        Restructuring costs for the three months ended May 29, 2009 was $1.0 million, which was mainly due to the FY09 restructuring plan initiated during the third quarter for fiscal 2009. We did not incur any goodwill impairment charges for the three months ended May 29, 2009.  We did not incur any restructuring or goodwill impairment charges for the three months ended May 30, 2008.

        Restructuring costs for the nine months ended May 29, 2009 was $2.8 million, of which $1.0 million was related to our FY08 restructuring plan and $1.8 million related to the FY09 restructuring plan.  Goodwill impairment charges for the nine months ended May 29, 2009 totaled $10.4 million related to the Adtron segment. We did not incur any restructuring or goodwill impairment charges for the nine months ended May 30, 2008.

Interest Expense, Net

Net interest expense for the three months ended May 29, 2009 was $1.6 million, compared to $1.5 million for the three months ended May 30, 2008.  The increase was primarily due to approximately $0.4 million less interest income earned because of lower interest rates on bank deposits, while interest expense decreased $0.2 million due to a decrease in interest rate on our long-term debt.

Net interest expense for the nine months ended May 29, 2009 was $5.1 million, compared to $3.8 million for the nine months ended May 30, 2008.  The increase was primarily due to approximately $1.9 million less interest income earned because of significantly lower interest rates on bank deposits, while interest expense decreased $0.6 million mainly due to a decrease in interest rate on our long-term debt.

Other Income (expense), net

Net other income for the three months ended May 29, 2009 was $0.0 million compared to $0.3 million for the three months ended May 30, 2008. The decrease was mainly driven by the non-recurrence of foreign currency transaction gains.

Net other expense for the nine months ended May 29, 2009 was $0.6 million compared to other income of $2.1 million for the nine months ended May 30, 2008. The decrease was mainly driven by lower foreign currency transactions losses in our Brazil operations.

Provision for Income Taxes

        The effective tax rates for the three months ended May 29, 2009 and May 30, 2008 were approximately (18%), representing tax expense and a pre-tax loss, and 893% (including a $9.6 million increase in the valuation allowance on U.S. deferred tax assets), respectively.  The effective tax rates for the nine months ended May 29, 2009 and May 30, 2008 were approximately (52%) and 57% respectively.  The effective tax rates differ from the 35% U.S. statutory tax rate principally due to losses in the United States generating no tax benefit (due to the full valuation allowance on U.S. deferred tax assets) and the write-downs of $10.4 million in non-deductible goodwill for the nine months ended May 29, 2009.  The losses in the United States and write-downs of non-deductible goodwill increasing the effective tax rate were partially offset by a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the current available borrowings under our senior secured credit facility. Our principal uses of cash are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures, shares repurchase program and working capital requirements.   Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, certificates of deposits, and short-term investments with an original maturity on the date of purchase of three months or less.  The Company does not have investments in variable rate demand notes or auction rate securities.

Debt Service. As of May 29, 2009, (1) we had total long-term indebtedness of $81.3 million aggregate principal amount of our senior secured floating rate notes outstanding; and (2) our senior secured credit facility was undrawn, with $35.0 million of borrowing capacity available, subject to customary conditions. Any inability to meet our significant debt service obligations could have material consequences to our security holders.

Senior Secured Floating Rate Exchange Notes Due April 2012. Our senior secured floating rate notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by all of our subsidiaries, except for Estecom, and SMART Modular Technologies (Deutschland) GmbH, and are secured by second-priority liens on most of the assets securing our senior secured credit facility. Interest on our notes is payable quarterly in cash. Our notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of May 29, 2009.

Senior Secured Wells Fargo Credit Facility. On November 26, 2008, the First Amendment to Second Amended and Restated Loan and Security Agreement (the "Amendment") was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee (“WF Credit Facility”).   The WF Credit Facility is available until April 30, 2010, unless earlier terminated or default occurs.

The amended financial covenants require that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 million to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin are 2% and 3%, respectively. As of May 29, 2009, the revolving credit facility was undrawn and had available borrowing capacity of $35 million and we were in compliance with its covenants under the revolving credit facility.  Based on current projections, it is probable that we will not meet the WF Credit Facility covenants requiring an adjusted EBITDA equal to or greater than $35 million or a Funded Debt to adjusted EBITDA ratio equal to or lower than 2.5 as of the end of our fourth fiscal quarter, August 28, 2009.  If we do not meet either covenant or any other specified financial ratio or financial condition test, then we will be unable to borrow under the WF Credit Facility, which has not been used since November 2007, and given our cash position and our anticipated operating cash flow, we have no plans to utilize the WF Credit Facility before it expires on April 30, 2010.  We are in discussions with Wells Fargo and evaluating various alternatives. Refer to updated “Risk Factors” appearing in Part II of Form 10-Q “Item 1A”.

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

Sources of Funds

As of May 29, 2009, we had $139.2 million in unrestricted cash.  We have consistently generated operating cash flow, including in each of the last three fiscal years and in the current fiscal year to date, including $44.6 million for the nine months ended May 29, 2009.  Our capital expenditures are relatively modest, running about 3% of net sales.  Our $81.3 million of debt is not due until April 2012 and does not require us to meet quarterly or annual financial covenant tests.  Given the foregoing, we anticipate that we will meet our working capital needs, and be able to fund our R&D and capital expenditures and service requirements on our debt obligations for at least the next 12 months. Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.

From time to time we may explore additional financing methods and other means to lower our cost of capital, which could include additional share issuance or debt financing and the application of the proceeds there from to repay any bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional funding will be available to us on acceptable terms.

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities, credit facility borrowings, the sale of our senior secured floating rate notes, the sale of preferred shares to and advances from our former principal shareholder, Modular, L.L.C, and our initial public offering. As of May 29, 2009, our cash and cash equivalents were $139.2 million.

Cash Flows from Operating Activities. Net cash provided by operating activities was $44.6 million for the nine months ended May 29, 2009, compared to net cash provided by operating activities of $4.0 million for the nine months ended May 30, 2008.

Net cash provided by operating activities of $44.6 million for the nine months ended May 29, 2009 was primarily comprised of:

•	Net loss, net of non-cash related expenses, of $15.0 million;
•	A decrease in accounts receivable of $67.8 million;
•	A decrease in inventories of $4.6 million; and
•	A decrease of $43.2 million in accounts payable and accrued expenses and other current liabilities.

Net cash provided by operating activities of $4.0 million for the nine months ended May 30, 2008 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $31.2 million;
•	A decrease in accounts receivable of $2.7 million;
•	A decrease in prepaid expenses and other assets of $5.6 million; and
•	A decrease of $35.1 million in accounts payable and accrued expenses and other liabilities.

Cash Flows from Investing Activities. Net cash used in investing activities was $18.6 million for the nine months ended May 29, 2009, principally as a result of purchases of $11.7 million in property and equipment, a cash deposit of $0.4 million on equipment and $6.6 million of contingent consideration payments related to the Adtron earn-out.

For the nine month period ended May 30, 2008, net cash used in investing activities was $31.5 million, principally as a result of the Adtron acquisition for $20.3 million, net of cash acquired and purchases of $11.4 million in property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was $0.4 million for the nine months ended May 29, 2009, of which $0.1 million was used to buyback approximately forty-five thousand of our ordinary shares under our share repurchase program, offset by $0.5 million provided by ordinary shares issuances through option exercises.

Net cash provided by financing activities was immaterial for the nine months ended May 30, 2008.

Share Repurchase Program

In March 2009, our Board of Directors authorized a share repurchase program of up to $10.0 million of our ordinary shares.  We intend to repurchase (and have repurchased) shares using our available cash.  In April 2009, the Company entered into a Rule 10b5−1 trading plan (“Plan”) with a broker to repurchase ordinary shares based on pre-defined terms and conditions.  Except as set forth in the Plan, the timing, duration, and the exact number of additional shares to be purchased will be at the Company’s discretion.  Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions.  Purchases under this program may be commenced, suspended, or terminated at any time without prior notice. During the three months ended May 29, 2009, we repurchased approximately forty-five thousand of our ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million.  As of May 29, 2009, the remaining balance available for future share repurchases was $9.9 million under our share repurchase program.

Contractual Obligations

There have been no material changes from contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008, except for our commitments under operating leases.  See below for our contractual commitments for operating leases after execution of our new operating lease agreement on March 18, 2009:

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Operating leases	$1.3	$2.8	$1.3	$1.2	$6.6

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of foreign exchange rate fluctuations and changes in interest rates.

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

        For foreign operations using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates during the period. The effect of this translation is reported in other comprehensive income (loss). For the nine months ended May 29, 2009, we recorded foreign currency translation adjustments primarily related to our Brazil operations of $19.0 million.  This significant cumulative translation adjustment was due to the devaluation of the Brazilian currency against the U.S. dollar.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the remaining $81.3 million of our senior secured floating rate exchange notes. In addition, our Wells Fargo credit facility currently provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming the Wells Fargo credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of $1.2 million per year. We have entered into two simultaneous interest rate swap arrangements for the purpose of fixing the interest rate on the remaining portion of our long-term debt for the specified respective interest rate swap periods. The interest rate swaps were for notional amounts of $41.3 and $40.0 million, bearing 9.78% and 9.97% fixed annual interest rate, respectively. One interest rate swap expired on April 1, 2008 and the other one with a notional amount of $40.0 million remains outstanding through April 28, 2010. However, we cannot assure that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 1A. Risk Factors

There have been no material changes from risk factors related to our business previously disclosed in our Annual Report on Form 10-K for the year ended August 29, 2008 that was filed on November 12, 2008 and/or Form 10-Q for the quarter ended February 27, 2009 that was filed on April 7, 2009, except for amending and restating the following:

Restrictive covenants contained in our senior secured revolving line of credit facility (“WF Credit Facility”) and the indenture relating to our senior secured floating rate notes (the “Notes”) may restrict our current and future operations, particularly our ability to respond to changes or to take some actions, and our failure to comply with such covenants, whether due to events beyond our control or otherwise, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

       The indenture relating to our Notes contains various covenants that limit our ability to engage in certain transactions. In addition, our WF Credit Facility contains other and more restrictive covenants and prohibits us from voluntarily prepaying certain of our other indebtedness. Our WF Credit Facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. We cannot be assured that we will meet these financial ratios and tests in the future. A breach of any of these covenants could result in a default under our WF Credit Facility and, in the event that there is an acceleration of more than $10 million under our WF Credit Facility, in an acceleration of our Notes. Based on current projections, it is probable that we will not meet the WF Credit Facility covenants requiring an adjusted EBITDA equal to or greater than $35 million or a Funded Debt to adjusted EBITDA ratio equal to or lower than 2.5 as of the end of our fourth fiscal quarter, August 28, 2009. If we do not meet either covenant or any other specified financial ratio or financial condition test, then we will be unable to borrow under the WF Credit Facility.  We have not borrowed under the WF Credit Facility since November 2007 and, given our cash position and our anticipated operating cash flow, we have no plans to utilize the WF Credit Facility before it expires on April 30, 2010. We are in discussions with Wells Fargo and evaluating various alternatives.

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

        During the third quarter of fiscal 2009, we initiated a third restructuring plan to reduce further our work force and reduce our cost structure to combat the continued challenging macroeconomic conditions.  This most recent restructuring plan was intended to decrease various Company costs and improve cash flow. We cannot assure you that we will be able to successfully complete and realize the expected benefits of this restructuring plan or the others previously announced. These restructuring plans may involve higher costs, fewer benefits, a longer timetable, or additional restructuring activity than we currently anticipate and could negatively impact our results of operations and cash flow.  In addition, our restructuring plans and other cost-saving measures that we adopted in the third quarter of fiscal 2009, such as salary reductions in the U.S., shortened work weeks internationally, and a suspension of our 401(k) matching program, may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale.

Item 2. Unregistered Sales of Equity Securities

The following table provides the specified information about the repurchase of shares under the Company’s share repurchase program.

	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 2009	45,250	$1.82	45,250	$9,916,000

In March 2009, the Board of Directors authorized a share repurchase program to purchase up to $10 million of the Company’s ordinary shares in the open market or negotiated transactions. See Note 2 of our notes to Unaudited Condensed Consolidated Financial Statements for information regarding Share Repurchase Program.

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

Date: July 7, 2009

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