Form 10-K
period 2009-08-28
SMART Modular Technologies (WWH), Inc.
filed 2009-11-09
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED August 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51771
SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	39870 Eureka Drive Newark, CA 94560 (Address of Principal Executive Offices)	20-2509518 (I.R.S. Employer Identification Number)
(510) 623-1231
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary Shares, $0.00016667 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10 K-A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s ordinary stock held by non-affiliates of the registrant at February 27, 2009, based on the closing price of such stock on the NASDAQ Global Select Market on such date, was approximately $23,698,629. The number of shares of the registrant’s ordinary shares, $0.00016667 par value, outstanding on October 23, 2009, was 62,029,508.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders to be held on or about January 26, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”).

SMART MODULAR TECHNOLOGIES (WWH), INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 28, 2009

This Annual Report is for the fiscal year ended August 28, 2009. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this report, “SMART,” the “Company,” “we,” “us” or “our” refer to SMART Modular Technologies (WWH), Inc. and its subsidiaries, except where the context makes clear that the reference is only to SMART Modular Technologies (WWH), Inc. itself and is not inclusive of its subsidiaries.

i

PART I

Item 1.	Business
FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report may turn out to be incorrect, possibly to a material degree, due to many factors including but not limited to a loss of, or a reduction in sales to any of our key customers, our dependence on certain components in our products which we obtain from a limited number of suppliers, the impact of any acquisitions and post-closing integration issues relating thereto, restructuring we may undertake, changes in political, social and economic conditions and local regulations particularly outside of the United States, design, production or manufacturing difficulties, competitive factors, new products and technological changes, fluctuations in product prices and raw material costs, fluctuations in customer demand, changes in industry standards or release plans, and our ability to satisfy our debt service obligations and comply with the covenants contained in the agreements related thereto, among many others. Such statements can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. The Company operates in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors, nor can we assess the impact, if any, from such factors on the Company or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” under Item 1A of this Annual Report. We undertake no obligation to update any forward-looking statements.
Overview
We are a leading independent designer, manufacturer and supplier of value added subsystems primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules, solid state storage products such as embedded flash and Solid State Drives (“SSDs”), embedded computing products, and display products such as Thin Film Transistor — Liquid Crystal Display (“TFT-LCD”) products. We offer these products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, personal computers (“PCs”), notebooks, printers and gaming machines. Generally, increases in overall demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory content can have a negative effect on our business, financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs and rapidly respond to our customers’ requirements worldwide.
Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999, where it operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG Capital, L.P., or TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron (the “Acquisition”), and we began to operate as an independent company under the name SMART Modular Technologies (WWH), Inc. (“SMART” or the “Company”) under the laws of the Cayman Islands.

Since the Acquisition, we repositioned portions of our business by focusing on delivery of certain higher value added products, diversifying our end markets, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers and package them into memory integrated circuits and build memory modules. In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we recently renamed to SMART Modular Technologies (AZ), Inc.
Our Products and Services
Since fiscal 2008, we have categorized our products and services into the following two reporting segments: the design, manufacture and distribution of memory modules, embedded computing subsystems, and display products (“Memory, Display & Embedded Segment”) and the design, manufacture and distribution of industrial data storage products such as high capacity SSDs (“Adtron Segment”). In fiscal years prior to 2008, we operated under one segment. Since the acquisition of Adtron on March 3, 2008, SMART’s CEO and chief operating decision maker has separately evaluated Adtron’s performance and the allocation of resources to Adtron.
Memory, Display & Embedded Segment
Memory Products
DRAM Modules. We offer a comprehensive lineup of Dynamic Random Access Memory (DRAM) modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out (FP/EDO) and Synchronous DRAM (“SDRAM”) to double-data-rate (“DDR”) SDRAM and leading-edge high performance DDR3 SDRAM devices. These modules encompass a broad range of form factors and functions including the older single in-line memory modules (SIMMs) and more current dual in-line memory modules (DIMMs), fully-buffered DIMMS (FB DIMMS), small outline dual in-line memory modules (SO-DIMMs), and very low profile (VLP) DIMMs and mini-DIMMs for space-constrained blade servers, or 1.75 inch thin computing servers and networking applications. These memory modules come in configurations of up to 244 pins and densities of up to 16GB. We utilize advanced PCB and device packaging/stacking technologies to achieve cost-effective high-density solutions. We also develop custom memory module designs based on specific OEM requirements. We employ extensive software based electrical and thermal simulations in the design of DDR, DDR2, and DDR3 DIMMs and test those designs on high-end functional testers utilizing comprehensive test suites. These products meet the quality requirements of enterprise class systems pursuant to stringent specifications of various high speed applications.
Flash Memory Cards and Modules. We design and manufacture flash memory products in a variety of form factors and capacities. Our wide range of flash memory products come in CompactFlash, PC Card, Key Drives, Embedded USB (EUSB), iSATA Drives, uSTATA Drives, SCDD, Mini IDE Drives, PCIe Drives and module form factors that utilize ATA, Linear, IDE, and USB technologies for data and code storage applications. We also manufacture a wide variety of custom flash products such as Embedded Firewire SSDs. Our flash modules are predominantly used in telecommunications equipment, printers, embedded controller applications, servers, switches and routers. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers.
SRAM. We provide SRAM based SIMMs, DIMMs and SO-DIMMs for industrial and other applications. Our SRAM modules are used in communication systems, point of sale terminals, electronic verification equipment, industrial instrumentation, medical instruments, disk drives, servers, graphics products and workstations. We manufacture and market SRAM modules in a variety of form factors and capacities. Some of our SRAM modules include batteries and associated power monitoring or charging circuitry for non-volatile operation.

eFlashTools and FlashTools. We have engineered our software development tools, eFlashTools and FlashTools, to offer a user-friendly environment in which to update or program linear flash cards in the field or in-house. These programs allow users to upgrade their cards from a local desktop with a program sent from the manufacturer, in the case of FlashTools, or downloaded from a web site in the case of eFlashTools. These tools offer significant time savings over legacy support techniques. Our current implementations of these software solutions provide our OEM customers with freedom and flexibility while maintaining the protection of our customers’ intellectual property. Users can license FlashTools and receive data for programming directly from the OEM. This flexible solution allows the OEM to control its intellectual property. In other cases, users can license eFlashTools from our e-commerce enabled web site.
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
Display Products
We develop leading edge display subsystems using TFT-LCDs, touch panels, and controller products targeted at gaming, kiosk, ATM, point-of-service, digital signage and industrial control systems. We develop and manufacture display interface boards implementing VGA, DVI, and TV interfaces. Our display products are configured standalone and integrated with TFT-LCD panels and touch screens sourced from leading manufacturers to produce display subsystems optimized for a customer’s specific needs.
We support display products from the United States, Korea and Malaysia, allowing us to quickly and cost-effectively deliver TFT-LCD touch screen solutions to customers worldwide. In addition to providing engineering and manufacturing expertise, we also provide an extensive logistics and global supply organization to support this product line.
Product-Related Logistics and Services
Our logistics and services offerings are tailored to meet the specific needs of our customers. As a complement to our product sales, we offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our global footprint allows us to provide these services to our customers in many regions of the world. For example, we supply upgrade memory modules to over 600 end users worldwide for one of our OEM customers. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across our manufacturing and logistics hubs worldwide to help our customers minimize inventory levels while maintaining reliable delivery and availability of supply. For example, we currently manage the supply chain of most of the memory semiconductors and modules around the world for a leading networking OEM. In fiscal 2009, 2008 and 2007, our logistics and service offerings from our Memory, Display & Embedded Segment accounted for approximately 8%, 6% and 6% of total net sales, respectively.

Adtron Segment
We provide a comprehensive line of SSD products to multiple markets including defense, aerospace, industrial automation, medical, transportation and enterprise. The Xceed family of products are industrial grade storage products which bring the performance, reliability and ruggedness of solid state technology to our customers through easy-to-integrate, industry-standard interfaces. Our SSD products, ranging in capacity from 4GB to 400GB, are targeted at application segments with specific added value that differentiates them from the competition:
•	XceedLite — low power requirement appropriate for mobile applications

•
XceedUltra, XceedUltraX and Xceed IOPs — high sequential performance appropriate for streaming data applications found in medical, transportation, industrial automation, server, aerospace and various storage applications

•	XceedSecure — unique data security technology appropriate for defense and aerospace applications
•	XceedSCSI — appropriate for interfacing with certain discontinued hard disk drive products targeted at the legacy Small Computer System Interface (SCSI) market
•	Xcel-10 — high IOPs performance and industrial temperate range (iTemp) appropriate for performance and temperature sensitive applications.
Design, Manufacturing and Test
Design
By working closely with our customers we are able to deliver technically advanced products designed to meet their specific needs. We have design centers in Newark (California), Gunpo (South Korea), Irvine (California), Phoenix (Arizona), Tewksbury (Massachusetts), Penang (Malaysia) and Atibaia (Brazil). Our engineers focus on schematic design, component selection and qualification, PCB layout, firmware and software driver development, and applications integration. The layouts for memory modules and advanced flash storage solutions are complex due to their high component and trace densities and the complexities increase as the speed of memory semiconductors increases. Our advanced engineering and design capabilities allow us to address our customers’ increasingly complex needs. We work closely with our customers and suppliers to design competitive solutions to satisfy our customers’ memory requirements, shorten their time-to-market and enhance the performance of our customers’ applications.
Manufacturing
We believe that the efficiency of our manufacturing operations has benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. We offer localized, cost-efficient ISO 9001 certified manufacturing services from consignment to turnkey manufacturing, all backed by test services using advanced testing equipment. Our manufacturing facilities are currently located in Newark (California), Penang (Malaysia), Atibaia (Brazil), and Aguada (Puerto Rico). Over 20 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of a new product which is key to helping our customers achieve rapid time-to-market for their new product introductions. Our manufacturing processes rely on a high level of automation and involve the use of fine pitch surface mount equipment. Our surface mount manufacturing lines for memory modules have been optimized to support the placement and configuration of a high number of semiconductors on each board. As a result of our design efficiencies, high level of automation and general manufacturing expertise, we believe we consistently achieve high manufacturing yields and reduced direct labor costs, and offer our customers quick turnaround of both small and large production orders.
Test
Product testing is an important aspect of our manufacturing operations. We test our products for full functionality. We have a track record of achieving stringent quality targets across a broad spectrum of system applications. We believe that we have established substantial technical expertise in the testing of products for high-end applications. We have a group of experienced test engineers who have developed proprietary testing routines and parameters which, combined with our advanced test equipment, enable us to diagnose problems in system design or components, characterize the performance of new products and provide high quality products in volume.

Suppliers
To address the needs of our customers, we have developed and maintained relationships with leading semiconductor suppliers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers, such as Hynix, Micron, NEC and Samsung. We frequently work jointly with them in bidding for customers’ design-in opportunities. We work closely with our primary suppliers to better ensure that materials are available and delivered on time at competitive prices. Our long-standing relationships with leading semiconductor suppliers put us in a favorable position to procure sufficient quantities of materials during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to cost-effectively move materials from one site to another and often employ what might otherwise be excess inventory among other products and OEM customers.
Customers
Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. Overall, we served more than 400 customers in fiscal 2009. For fiscal 2009, 2008 and 2007, our ten largest OEM customers accounted for 64%, 71% and 77% of net sales, respectively. In fiscal 2009, 2008 and 2007, Hewlett-Packard accounted for 28%, 39% and 47% of our net sales, respectively, and Cisco Systems accounted for 13%, 12% and 13% of our net sales, respectively. During these periods, no other customers in either segment accounted for more than 10% of our total net sales. Our long-standing relationships with Cisco Systems and Hewlett-Packard, which span more than 10 years, are multi-dimensional and exist within individual business units and engineering organizations at these customers.
Sales, Support and Marketing
We primarily sell our products directly to major OEMs. Our sales organization also utilizes a network of independent sales representatives located throughout North America, Europe and Asia. Our direct sales and marketing efforts are conducted in an integrated process incorporating these independent sales representatives together with our own customer service representatives and our senior executives. Larger OEM customers are supported by dedicated sales and support teams. Our advanced memory solutions group provides on-site field application engineering support to our customers. Our field application engineers work closely with our OEM customers in the product design process. We have sales offices in North America, Latin America, Europe and Asia. At the end of fiscal 2009, we had 84 sales and marketing personnel worldwide.
In addition, through our channel sales organization, we sell to value added resellers (“VARs”), value added dealers (“VADs”), distributors and smaller OEMs. Additionally, our channel sales organization utilizes a limited number of independent sales representatives. We also utilize an on-line memory configuration application which allows quick and easy access to detailed memory upgrade information and helps meet the special needs of system builders, solution integrators, VARs, VADs and end-users.
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
Research and Development
The timely development of new products is essential to maintaining our competitive position. Our research and development activities are focused primarily on new high-speed memory modules and cards, SSDs, embedded flash memory subassemblies, TFT-LCD analog to digital controller boards and open frame display solutions, ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software. We plan to continue to devote research and development efforts to the design of new products which address the requirements of our customers, especially to our SSD products as we meet the needs of this nascent and emerging end market.

Our engineering staff continually explores practical applications of new technologies, works closely with our OEM customers and provides services throughout the product life cycle, including architecture definition, component selection, schematic design, layout, and manufacturing and test engineering. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards or provide custom solutions to meet customers’ unique requirements. An important aspect of our research and development effort is the understanding of the challenges presented by our customers’ requirements and addressing them by utilizing our industry knowledge, proprietary technologies and technical expertise.
We spent $19.8 million, $20.2 million and $16.4 million, on research and development during fiscal 2009, 2008 and 2007, respectively. At the end of fiscal 2009, we had 109 research and development personnel worldwide.
Intellectual Property
We have 12 issued patents which expire between October 2014 and September 2027, and 20 patent applications pending in the United States. We also have two patent applications pending with the European Patent Office which relate to inventions for which patents are pending in the United States. We expect to file new patent applications where appropriate to protect our proprietary technologies. We believe however that our continued success depends primarily on trade secrets, know-how, and the technological skills and innovation of our personnel rather than on patent protection.
Backlog
Sales of our products are generally made pursuant to customer purchase orders. We include in backlog only those customer orders for which we have accepted purchase orders and to which we expect to ship within the next twelve months. Orders constituting our current backlog are subject to changes in delivery schedules or cancellation with only limited or no penalties. Additionally, as our customers are aware that in many instances we are able to fulfill purchase orders in less than five business days, a substantial amount of our net sales is turns business that is booked and shipped in the same month. For these reasons, we believe that the amount of our backlog is not necessarily an accurate indication of our future net sales.
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
In the memory module industry we compete against semiconductor suppliers that maintain captive memory module and card production capabilities including Hynix, Micron, Samsung, SanDisk and Western Digital. Other primary competitors in the memory module and card industry include NetList, STEC, Viking InterWorks, a Sanmina-SCI company, Unigen and Wintec. Our primary competitors in the embedded computing market are Artesyn, an Emerson company, Kontron and Radisys, and in the display market are ELO Technologies, Kortek, Tovis and Wells Gardner.
The SSD market has attracted numerous competitors, both large and small, from around the world. Entrants generally target specific segments within the SSD market. Large manufacturers of SSDs such as Intel, Samsung and SanDisk have targeted the client/consumer laptop, PC and enterprise markets, while smaller vendors such as Apacer, PQI and Transcend have selected smaller niche markets. Intel has also targeted the high-end commercial (enterprise OTLP) market. Our primary competitors in the defense, aerospace, industrial, medical, transportation, and industrial automation markets are BiTMICRO, Mtron, Transcend and STEC. In the enterprise market, our primary competitors for embedded flash are STEC, SSI (Western Digital), Viking InterWorks, a Sanmina-SCI company, Fusion-io, Pliant and SanDisk. As we enter the market for enterprise SSDs, we will be competing with Intel, Samsung, Hitachi, Seagate, STEC, Micron, Toshiba, Fusion-io and BiTMICRO.

We face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, certain of our competitors, such as Hynix, Micron and Samsung, are also our significant suppliers, many of whom have the ability to manufacture competitive products at lower costs than we can as a result of their higher levels of product integration. In addition to existing competitors, we expect to face competition from new and emerging companies that may enter our existing or future markets.
To remain competitive we must continue to provide technologically advanced products and manufacturing services, maintain high quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may in the future lead to intensified price competition resulting in lower net sales, lower gross profit and lower gross margins.
Employees
At the end of fiscal 2009, we had 1,119 permanent employees of whom 783 were in manufacturing (including test, quality assurance and materials work), 109 were in research and development, 84 were in sales and marketing, and 143 were in finance, IT and administration. At that date, we also employed an additional 210 temporary employees, primarily in manufacturing. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.
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
Financial Information About Geographic Area
We conduct business worldwide. Net sales are attributed to geographic areas based on the location of customers. A summary of net sales and property and equipment by geographic area is contained in Note 12 of Notes to Consolidated Financial Statements.
Available Information
We maintain a website at www.smartm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. You may inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at www.sec.gov.

Item 1A.	Risk Factors
Described below and throughout this report are certain risks that the Company’s management believes are applicable to the Company’s business and the industry in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material, negative or adverse effect on the Company’s business, it means that such risk may have one or more of these effects.
Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this report. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this report, including our consolidated financial statements and related notes.
Risks Related to Our Business
We are subject to the cyclical nature of the markets in which we compete and downturns adversely affect our business, results of operations and financial condition.
The markets in which we compete are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both component suppliers and electronic equipment manufacturers, and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of selling prices. Our industry depends on the continued growth of the electronics industry and on end-user demand for our customers’ products. Economic downturns have often had an adverse effect upon manufacturers and end-users of electronic products. The timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can also affect demand for our products. Downturns in the markets we serve could have a material adverse effect on the demand for our products. Additionally, due to changing conditions, our customers have experienced and may in the future experience periods of inventory corrections which could have a significant adverse impact on our results. During an industry downturn, there is also a higher risk that some of our trade receivables would be uncollectible.
We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or be exacerbated by other factors. The current worldwide economic downturn has adversely affected sales of products in end markets served by our customers which have adversely affected demand for our products. While there has been slight improvement in industry conditions since the fourth quarter of fiscal 2009, we had experienced significant declines in demand for our products during the last preceding several quarters. There can be no assurance as to when and if, or to what extent, the demand for our products will increase.
Reduced demand for our products due to any of the forgoing matters can have a material adverse effect on our business, our results of operations and our financial condition. Our historical operating results have been subject to substantial fluctuations and we may experience substantial period-to-period fluctuations in future operating results. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the OEM customer has accumulated excess inventories of products purchased from us.
There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products. As a result, our results of operations for any particular period may not be indicative of our future results.
We have experienced quarterly losses in the past and a loss for this fiscal year, and may experience periodic losses in the future.
We have experienced quarterly losses in the past. As we continue to expend substantial funds for engineering, research and development projects, enhancements to sales and marketing efforts and to otherwise operate our business, there can be no assurance that we will be profitable on a quarterly basis in the future.

Declines in memory component prices and our average selling prices may result in declines in our net sales and gross profit.
Our industry is highly competitive and characterized by historical declines in average selling prices. Our average selling prices may decline due to several factors including general declines in demand for our products, and excess supply of DRAM and Flash memory components as a result of overcapacity caused by increased manufacturing efficiencies, new manufacturing processes and manufacturing capacity expansions by component suppliers. In the past, transitions to smaller design geometries and other factors causing overcapacity in memory markets have led to significant increases in the worldwide supply of memory components. If not accompanied by increases in demand, these supply increases usually result in significant declines in component prices which in turn lead to declines in the average selling prices of our products. During periods of overcapacity, our net sales may decline if we do not increase sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase sales or to introduce new products to offset the impact of declines in average selling prices may not be successful. Furthermore, our competitors and customers also impose significant pricing pressures on us. These declines in average selling prices have in the past and may again in the future, have a material adverse effect on our business, our results of operations and our financial condition. Declines in prices could also affect the valuation of our inventory which could harm our business, our results of operations and our financial condition. Declines in average selling prices might also enable OEMs to pre-install higher capacity based memory into new systems at existing price points thereby reducing the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.
Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program would materially harm our business.
Because of our dependence on a limited number of key customers, the loss of a major customer (or loss of a key program with a major customer), or any significant reduction in orders by a major customer would materially reduce our net sales and gross profit and adversely affect our business, our results of operations and our financial condition. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future, however there can be no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels. A substantial portion of our business is not associated with firm long-term volume commitments and we generally only enter into individual purchase orders with our customers. Although we have master agreements with one or more key customers, these agreements govern the terms and conditions of the relationship and may not contain requirements to purchase minimum volumes.
Since a large percentage of our sales are to a small number of customers that are primarily large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions which concessions can adversely affect our business, our results of operations and our financial condition.
Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. For fiscal 2009, 2008 and 2007, our ten largest OEM customers accounted for 64%, 71% and 77% of net sales, respectively. This decline is mostly attributable to declines in our net sales to our largest customer, Hewlett-Packard. In fiscal 2009, 2008 and 2007, Hewlett-Packard accounted for 28%, 39% and 47% of our net sales, respectively. During this time period, our sales to Hewlett-Packard have declined both in absolute dollars and as a percentage of our net sales and we expect that net sales to Hewlett-Packard will continue to decline in the future. In fiscal 2009, 2008 and 2007, Cisco Systems accounted for 13%, 12% and 13% of our net sales, respectively. Hewlett-Packard and Cisco Systems are the major customers of our Memory, Display & Embedded Segment. During these periods, no other customers in either segment accounted for more than 10% of our total net sales.

Our customers are primarily in the computing, networking, communications, printer, storage and industrial markets, and the current and future fluctuations in demand in these markets are and may continue to adversely affect sales of our products.
Sales of our products are dependent upon demand in the markets served by our customers. We may experience substantial period-to-period fluctuations in future operating results due to factors affecting these markets. From time to time, each of these markets has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A continual decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, results of operations and financial condition.
Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match purchasing and production to meet customer demand which in turn can have an adverse impact on our business, our results of operations and our financial condition.
The Company in most cases does not obtain long-term purchase orders or commitments from its customers but instead works with its customers to develop nonbinding estimates or forecasts of future requirements. Utilizing these nonbinding estimates or forecasts, we make significant decisions based on our estimates of customer requirements including determining the levels of business that we will seek and accept, production scheduling, component purchasing and procurement commitments, personnel and production facility needs and other resource requirements. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, will frequently cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. The short-term and flexible nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production which can challenge our resources and can reduce profit margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Downturns in the markets in which our customers compete can, and have, caused our customers to significantly reduce the amount of products ordered from us or to cancel existing orders leading to lower utilization of our facilities. This in turn can cause us to have more inventory than we need and can result in inventory write-downs or write-offs which could have a negative effect on our gross profit, our results of operations and our financial condition. Additionally, as many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our net sales, results of operations and financial condition.
Worldwide economic conditions and other factors may adversely affect our operations, cause fluctuations in demand for our products and have an adverse impact on our business, our results of operations and our financial condition.
Uncertainty in global economic conditions poses a risk to the overall economy, as consumers and businesses have deferred and may continue to defer purchases in response to tighter credit and less discretionary spending. In the past, economic slowdowns in the United States and worldwide have adversely affected sales of products in end markets served by our customers which, in turn, adversely affects demand for our products. Declines in the worldwide semiconductor market or a future decline in economic conditions or consumer confidence would likely decrease the overall demand for our products which could have a material adverse effect on our business. More generally, various events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and the worldwide economies. Any such occurrences could have a material adverse effect on our business, financial condition and results of operations.

If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and gross margin could be adversely affected. Other factors that could cause demand for our products to fluctuate include:
•	a downturn in the server and computing industries, networking and telecommunications industries;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	changes in the level of customers’ components inventory;
•	competitive pressures, including pricing pressures, from companies that have competing products, architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.
If product demand decreases, our manufacturing or assembly and test capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our gross margin and/or our profitability. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.
The recent financial crisis could negatively affect our business, results of operations and financial condition.
The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, fixed income, and equity markets. These conditions have caused consumers and businesses to defer purchases in response to tighter credit and less discretionary spending, have adversely affected consumer confidence and sales of products in end markets served by our customers and have adversely affected demand for our products. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products resulting in lower net sales, customer insolvencies and increased risk in collecting customer receivables; and increased expense of or inability to obtain short-term financing of our operations. Furthermore, in the United States and abroad, financial markets are experiencing significant volatility, and global economic measures are being undertaken by political and financial leaders. While these measures appear to be having a positive impact at this time, the long term effects of these measures are uncertain. All of these factors could have a negative effect on our business, our results of operations and our financial condition.
Order cancellations or reductions, product returns, selling price decreases and product obsolescence could result in lower net sales and substantial inventory write-downs.
We have experienced cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such cancellations and fluctuations in the future. Certain customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no notice or penalties. The replacement of such purchase orders with new orders cannot be assured. To the extent we manufacture products or make purchases in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. We have had in the past and expect to continue to have inventory write-downs and/or write-offs due to obsolescence, excess quantities and declines in market value below our costs. These occurrences have a negative impact on our results of operations and our financial condition.

Our logistics business requires us to make inventory purchases based on customer forecasts which can be unpredictable and which can in turn cause us to have significant increases in inventory from time to time resulting in a negative impact on our cash flow and possibly resulting in inventory write-downs which would have a negative impact on our results of operations and our financial condition.
Our logistics business requires us to make significant inventory purchases based on customer forecasts and/or customer purchase orders. In most instances, purchase orders can be rescheduled at the customers’ option, often times without penalty. When actual consumption does not meet the forecast or the customers’ purchase orders, it will result in unanticipated and sometimes significant increases in our inventory. Additionally, some of our logistics transactions contemplate extended periods of inventory management. We believe that our programs generally obligate customers to purchase all of the logistics inventory with minimal exposure to price reductions, and typically include periodic carrying charges to be paid by the customers. There can be no assurance, however, that the customers will comply with these obligations. If a large customer of our logistics business fails to consume the inventory that we purchase for them, this could result in significant inventory write-downs and would have a material, negative impact on our cash flow, our results of operations and our financial condition.
New product development, particularly our solid state storage products, requires significant investment and if we fail to develop new or enhanced products and introduce them in a timely manner, this could have a negative impact on our competitiveness, our business and our results of operations.
The markets in which we compete are subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements. We have experienced, and may experience in the future, delays in the development and introduction of new products. A failure to develop products with required feature sets or performance standards, or a delay as short as a few months in bringing a new product to market could significantly reduce our net sales which would have a material adverse effect on our business, results of operations and financial condition.
Delays in the development, introduction and qualification of new products could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share or permit a customer to cancel time-sensitive orders without penalty. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Lack of market acceptance for our new products would jeopardize our ability to recoup research and development expenditures, hurt our reputation and negatively impact our business, our results of operations and our financial condition. Accordingly, there can be no assurance that our future product development efforts will be successful or result in products that gain market acceptance. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets fail to be accepted or grow, our business, our results of operations and our financial condition could be negatively impacted.
In particular, we have made and will continue to make in the future, significant investments in SSDs and other solid state storage products through research and development and other expenditures. While we believe that our investments in solid state storage will enable us to participate in several important growth markets, there is significant competition for these markets and there can be no assurance that the products we develop and introduce will be timely, will gain any market acceptance or will result in any significant increase to our net sales. If these investments fail to provide the expected returns this would have a material negative impact on our business, our results of operations and our financial condition.
Transitions to newer technologies can result in inventory write-offs, product shortages and can cause our manufacturing equipment to become obsolete in a shorter period of time than the initially estimated useful life causing us to incur impairment charges, all of which can have a negative impact on our results of operations and financial condition.
Our industry is highly competitive and characterized by constant and rapid technological change, rapid product obsolescence, evolving standards and often short product life cycles. If the life cycle of a product is driven to a shorter end as a result of the introduction of a new technology, we may be forced to transition our manufacturing capabilities to a new configuration quicker than originally planned. This can result in increased capital and other expenditures. This can also cause decreases in demand for the older technology products and our manufacturing or assembly and test capacity becoming under-utilized. As a result we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our gross margin and/or our profitability. When new technologies are introduced, the capacity to manufacture the new products often cannot meet the demand and product shortages can arise. If our suppliers over commit to us and to our competitors as to how much product demand they can support, we may not be able to fill customer orders or participate in new markets as they begin. These factors can all have an adverse effect on our business, our results of operations and our financial condition.

Our dependence on a small number of sole or limited source suppliers subjects us to certain risks and our results of operations would be adversely affected if we are unable to obtain adequate supplies in a timely manner.
We are dependent upon a small number of sole or limited source suppliers for certain materials, including critical components, we use in manufacturing our products. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term contracts with suppliers. There is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. Our major suppliers include Hynix, Micron, NEC and Samsung. The markets in which we operate have experienced, and may experience in the future, shortages in components. These shortages cause some suppliers to place their customers, including us, on component allocation. Our suppliers are not required to supply us with any minimum quantities and there can be no assurance that we will receive adequate quantities of components on a timely basis in the future. As a result, we may not be able to obtain the components that we need to fill customer orders. If any of our suppliers experience quality control or infringement problems, our products that utilize that supplier’s components may be disqualified by one or more of our customers and we would not be able to fill customer orders. The inability to fill customer orders could cause delays, customer cancellations, disruptions or reductions in product shipments or require product redesigns and/or re-qualifications which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, results of operations and financial condition.
A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, increase our costs or the prices of our products and adversely affect our business, results of operations and financial condition.
An increasing number of our OEM customers may design standard modules into their products which could reduce demand for our higher-priced customized memory solutions.
In an effort to reduce costs and assure supply of their memory module requirements, an increasing number of our OEM customers have been designing JEDEC standard modules into their products. Although we also manufacture JEDEC modules, this trend could further reduce the demand for our higher priced customized memory solutions which in turn would have a negative impact on our business, results of operations and financial condition. In addition, customers deploying custom memory solutions today may in the future choose to adopt a JEDEC standard, and the adoption of a JEDEC standard module instead of a custom module might allow new competitors to participate in a share of our customers’ memory module business that the customers currently purchase from us.
The flash memory market is constantly evolving and increasingly competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.
The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, have already transitioned to certain flash memory formats, such as the Memory Stick, Commercial Grade SD, Micro SD and xD Picture Card formats which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEM customers of ours may choose to adopt these formats. If we decide to manufacture flash memory products utilizing these formats, we will be required to secure licenses to give us the right to manufacture such products and/or enter into arrangements to have licensed subcontract assembly facilities produce these products, which may not be available to us on reasonable terms or at all. If we are unable to supply certain flash memory products at competitive prices or at all, our net sales could be adversely impacted and our customers might cancel orders or seek other suppliers to replace us.

In addition to the memory market, we also compete in the highly competitive embedded computing and display markets.
The embedded computing and display markets are also highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their embedded computing and display business based on the profitability of their other businesses. We expect to continue to experience significant competition in these markets as existing competitors introduce new products and process technologies, new competitors enter the market, industry-wide production capacity increases and competitors aggressively price products. Our net sales in these markets have been negatively impacted by component shortages during fiscal 2009 in the product areas that we have targeted and these conditions may continue in the future.
Our growth initiatives require significant capital investments and we cannot be assured that we will realize a positive return on these investments.
Our ongoing business initiatives require capital investment. For example, during fiscal 2008 we made capital expenditures to expand production, test and packaging capacity in our Atibaia, Brazil facility and we plan on additional capital investment in the near future in Brazil, Malaysia and elsewhere. During fiscal 2007 we expanded our facility in Brazil by adding an additional 23,000 square feet. If our expected returns on these investments are not achieved, it could have a negative effect on our results of operations and our financial condition.
Industry consolidation and company failures could adversely affect our business by reducing the number of potential customers, increasing our reliance on our existing key customers and reducing the competitiveness of our supplier base.
Some participants in the industries which we serve have merged and/or been acquired and this trend may continue. In addition, there have been company failures among both our customer and supplier base. Industry consolidation and company failures will likely decrease the number of potential significant customers for our products and services. The decrease in the number of significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. Consolidation and company failures in some of our customers’ industries may result in the loss of customers. The loss of, or a reduced role with, key customers due to industry consolidation and company failures could negatively impact our business, our results of operations and our financial condition. Additionally, consolidation and company failures in our supplier base could reduce our purchasing alternatives and reduce the competition for our business resulting in higher cost of goods and less availability of components which would have a negative impact on our business, our results of operations and our financial condition.
We may make acquisitions which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations and financial results may be adversely affected.
As part of our business and growth strategy, we may acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example, in March 2008 we acquired Adtron Corporation, a designer and supplier of SSDs. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:
•	problems integrating the purchased operations, technologies or products;
•	unanticipated costs or expenses associated with an acquisition or investment including write-offs of goodwill or other intangible assets;
•	negative effects on profitability resulting from an acquisition or investment;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience and government markets with complex regulations;

•	loss of key employees of the acquired business; and
•	litigation arising from an acquired company’s operations.

Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources, and otherwise harm our business. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, expend cash and reduce our cash reserves, or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earnout provisions, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.
We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.
We conduct business in markets characterized by intense competition, rapid technological change, unpredictable supply and demand cycles, constant price pressures and evolving industry standards. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures, and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular product standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price than we can.
We compete against semiconductor suppliers that maintain captive memory module and card production capabilities, including Hynix, Micron, Samsung, SanDisk and Western Digital. Other primary competitors in the memory module and card industry include NetList, STEC, Viking InterWorks, a Sanmina-SCI company, Unigen and Wintec. Our primary competitors in the embedded computing market are Artesyn, an Emerson company, Kontron and Radisys, and in the display market are ELO Technologies, Kortek, Tovis and Wells Gardner.
The rapid growth projections for the solid state storage market (including SSD) have attracted numerous competitors, both large and small, from around the world. Entrants often target specific segments within the solid state storage market. Large manufacturers of SSDs such as Intel, Samsung and SanDisk have targeted the client/consumer laptop, PC and enterprise markets, while smaller vendors such as Apacer, PQI, and Transcend have selected smaller niche markets. Intel has also targeted the high-end commercial (enterprise OTLP) market. Our primary competitors in the defense, aerospace, industrial, medical, transportation, and industrial automation markets are BiTMICRO, Mtron, Transcend and STEC. In the enterprise market, our primary competitors for embedded flash are STEC, SSI (Western Digital), Viking InterWorks, a Sanmina-SCI company, Fusion-io, Pliant and SanDisk. As we enter the market for enterprise SSDs, we will be competing with Intel, Samsung, Hitachi, Seagate, STEC, Micron, Toshiba, Fusion-io and BiTMICRO.
We face competition from existing competitors and expect to face new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We expect that our competitors will continue to improve the performance of their current products, reduce their prices, and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our technology or products obsolete or uncompetitive. To remain competitive, we must continue to provide technologically advanced products and manufacturing services, maintain high quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs, and compete favorably on the basis of price. Our inability to meet any of these requirements could have a material adverse effect on our net sales, gross margins, results of operations and our financial condition. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition resulting in lower net sales and gross margins which could negatively impact our financial performance.
Our success is dependent on achieving design wins into commercially successful OEM systems and the failure to achieve design wins or the failure of OEM customers to incorporate our products into their systems could adversely affect our operating results and prospects.
Our products are often incorporated into our OEM customers’ systems at the design stage. As a result, we rely on OEMs to select our product designs, which we refer to as design wins. We often incur significant expenditures in the development of a new product without any assurance that an OEM will select our product for design into its system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system, we cannot be assured that they will use our product in production, that the OEM’s product will be commercially successful or that we will receive significant orders as a result of that design win. Our OEM customers are typically not obligated to purchase our products even if we get a design win. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our net sales would be impacted.
Our business is dependent upon our OEM customers continuing to outsource the design and manufacturing of value added subsystems.
Historically, OEMs designed and manufactured subsystems in-house. Many OEMs now outsource the design and manufacturing of subsystems. Portions of our business are dependent upon our OEM customers continuing to outsource the design and manufacturing of these subsystems. Our OEM customers have the requisite capabilities and capital resources to bring the design and manufacturing of these subsystems in-house and their doing so would adversely impact our net sales, our results of operations and our financial condition.
Our future success is dependent on our ability to retain key personnel, including our executive officers, and to attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business may be adversely affected.
Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our chief executive officer and president, and Barry Zwarenstein, our senior vice president and chief financial officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong, and there is no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted stock unit grants or other stock-based compensation is an important element in the retention of employees. The decline in the value of our stock could adversely affect our ability to retain employees, and as we did with our recent employee stock option exchange, we may have to take additional steps to make the equity component of our compensation packages more attractive in order to attract and retain employees. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our key employees to expand, train and manage our employee base as needed could adversely affect our business, our results of operations and our financial condition.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.
Sales of our products to some of our OEM customers are accomplished through the efforts of third-party sales representatives. We are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products and they may more aggressively pursue sales of our competitors’ products. Our third-party sales representatives may terminate their relationships with us at any time on short notice. Our future performance may also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales, our results of operations and our financial condition could be negatively impacted.
Disruption of our operations at our manufacturing facilities would substantially harm our business.
A disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently adversely impact our business, our results of operations and our financial condition. A disruption of our manufacturing operations resulting from ramp-up related challenges such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment, and management and coordination of our logistics networks within our global operations could cause us to cease, delay, or limit our manufacturing operations and consequently adversely impact our business, our results of operations and our financial condition.
As a result of our acquisition of Adtron, certain of our sales are dependent on defense-related companies and changes in military spending levels and patterns could negatively affect us.
Our current orders from defense-related companies depend on factors that are outside of our control. Reductions or changes in military spending could have an adverse effect on our sales and profit. For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. As political representatives change, a difference in philosophy and a changing economic climate could reduce or change appropriations. We believe that because of the unexpected length and cost of the wars in Iraq and Afghanistan, and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment may be reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure. In addition, the U.S. defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are replaced or materially offset by commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending could negatively affect business, our results of operations and our financial condition.
The competitive bid process for, and the terms and conditions of, government contracts may negatively affect us.
We have in the past and will likely in the future attempt to obtain U.S. government contracts and subcontracts through the process of competitive bidding. The competitive bid process typically requires us to estimate costs and the timing for completion of projects. If we do not accurately estimate the costs associated with a given project our profitability may be negatively affected or we could potentially even lose money. If we do not accurately estimate the timing required to complete a project we may be penalized monetarily or our reputation may be impaired. In addition, the competitive bid process often requires substantial and focused allocation of resources, including management’s time, with no guarantee of success or award of the contract. Ultimately, our sales and profits connected to competitive bidding on U.S. government contracts and subcontracts are unpredictable and are subject to many factors that are beyond our control, as well as trends and events that are difficult to predict. U.S. government contracts and subcontracts also have significantly demanding provisions which can be difficult to comply with and include audit provisions which can result in unanticipated expenses, distractions and utilization of resources. All of these factors can have a negative impact on our business, our results of operations and our financial condition.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business, our results of operations and our financial condition and the trading price of our ordinary shares.
Effective internal controls are necessary for us to prepare financial statements that are presented in accordance with U.S. generally accepted accounting principles and are important in our effort to detect and prevent financial fraud. Under Section 404 of the Sarbanes-Oxley Act of 2002 we are required to periodically evaluate the design and operating effectiveness of our internal controls. As our business evolves, these evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, and our independent registered public accounting firm has opined that we have maintained in all material respects, effective internal controls over financial reporting as of the filing of this report and for fiscal 2009, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation or the detection or prevention of fraud and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If it is determined that we have a material weakness in our internal controls or we fail to produce reliable financial reports or prevent fraud, this could negatively impact our business, our results of operations and our financial condition and could result in the loss of investor confidence and/or a decline in our share price.
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other regulations and requirements, including corporate governance and public disclosure, is costly and may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. As a result, we have in the past and will in the future, incur significant costs which may be disproportionate to our size, on additional staff and outside professionals to assist us with these efforts. These costs have included increased auditing and accounting fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, new and changing laws, regulations and standards are subject to varying interpretations, as well as modifications by the various regulating bodies. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance, disclosure and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If we were to identify any issues in complying with any requirements, such as the discovery by management or our independent public accounting firm of a material weakness in our internal controls, we could incur additional costs and expend significant management attention rectifying such issues. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we may be required to incur additional expenses. If we are not able to maintain compliance with the requirements of Section 404 or other requirements in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such action could adversely affect our results of operations, our financial condition or the market price of our ordinary shares.

Changes in, or interpretations of, tax regulations or rates or changes in the geographic dispersion of our revenues may adversely affect our effective tax rates.
Our future effective tax rates could be unfavorably affected by the resolution of issues arising from tax audits with various tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in tax laws or regulations or tax rates; changes in the interpretation of tax laws; changes in generally accepted accounting principles; changes in tax regulations or rates, increases or decreases in the amount of revenue or earnings in countries with particularly high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. We are subject to tax examination in the United States and in foreign jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from current examinations. We believe such estimates to be reasonable, however there can be no assurance that the final determination of any examinations will be in the amounts of our estimates. Any significant variance in the results of an examination as compared to our estimates, or any increase in our future effective tax rates due to any of the factors set forth above or otherwise, could reduce net income for future periods and have an adverse effect on our results of operations, our cash flow and our financial condition.
During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed us that certain tax credits, for state value added taxes, transferred during 2004 between two Brazilian entities may not have represented an authorized transfer. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron and the full amount of any related tax assessment against SMART should be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004. A notice was received from the Sao Paulo, Brazil Tax Authorities by SMART on October 3, 2008 providing an assessment of approximately $3.5 million (or 6.5 million BRL), including interest and penalties, related to the transfer of these credits. We have notified Solectron and its parent company, Flextronics International Ltd., of this assessment and under the terms of the indemnity agreement Flextronics has elected to assume responsibility for the appeals process of this case on SMART’s behalf. On October 23, 2009, there was a hearing before the Brazilian Tax Court with jurisdiction over this case, but no decision was issued. We believe but have no assurance that the likelihood of any material net liability arising from these matters is not probable, and as such, not likely to have a material adverse effect on the consolidated financial position, results of operations or cash flows for any periods impacted.
We receive certain beneficial tax treatment as a result of being a Cayman Islands company. Changes in that treatment could have a material adverse effect on our net income, our cash flow and our financial condition.
We are a Cayman Islands company and operate through subsidiaries in a number of countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands and jurisdictions in which we or any of our subsidiaries operate or are resident. Recently legislation has been introduced in the Congress of the United States that is intended to reform the U.S. tax laws as they apply to certain non-U.S. entities and operations. If legislation is passed that ultimately changes our U.S. tax position, it could have a material adverse effect on our net income, our cash flow and our financial condition.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the U.S., we review our long-lived intangible and tangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined. For example, in the fourth quarter of fiscal 2008 we recorded a charge of $3.2 million for goodwill impairment related to our Memory, Display & Embedded Segment, and in the first two quarters of fiscal 2009, we recorded an aggregate charge of $10.4 million for goodwill impairment in our Adtron Segment. Such charges have an adverse effect on our results of operations and our financial condition.

Our indemnification obligations to our customers and suppliers for product defects could require us to pay substantial damages.
A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in our products. Indemnification obligations could require us to expend significant amounts of money to defend claims and/or to pay damages or settlement amounts. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not be adequate to cover all or any part of a claim asserted against us. A claim brought against us that is in excess of, or excluded from, our insurance coverage could adversely impact our business, our results of operations and our financial condition.
Our operations in foreign countries subject us to political and economic risks, which could have a material adverse effect on our operating results.
Sales outside of the United States accounted for approximately 57%, 45%, and 38% of net sales in fiscal 2009, 2008 and 2007, respectively. We anticipate that these international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our product design and manufacturing is currently performed at our facilities in Brazil, Malaysia and South Korea. As a result, our operations may be subject to certain risks relating to operations in foreign countries, including changes in and compliance with regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export and import licenses, difficulties in accounts receivable collections, difficulties resulting from longer payment cycles, difficulties in protecting our intellectual property, difficulties and costs of staffing and managing international operations, difficulties resulting from different employment regulations, necessity of obtaining government approvals; trade restrictions; work stoppages or other changes in labor conditions; difficulties in managing distributors and sales representatives, seasonal reductions in business activity in some parts of the world, difficulties in obtaining governmental approvals for products that may require certification, challenges in price competitiveness due to local content requirements, difficulties relating to political or economic instability, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex international laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.
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
These factors may have a material adverse effect on our business, our results of operations and our financial condition.
Our operations in foreign countries are more difficult to manage which may expose us to additional risks that may not exist in the United States, which in turn could have a negative impact on our business, our results of operations and our financial condition.
A significant portion of our manufacturing operations are performed outside of the U.S. at our foreign facilities. Additionally, international sales account for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local manufacturing operations, sales and other activities. Further, given our executive officers’ lack of physical proximity to some of the local activities and the inherent limitations of cross-border information flow, our executive officers may at times face extra challenges in their ability to effectively oversee the day-to-day management of our international operations. The inability of management to effectively recruit, employ and retain qualified personnel and to otherwise effectively manage our international operations could have a negative impact on our business, our results of operations and our financial condition.
Worldwide political conditions may adversely affect our operations and demand for our products.
The occurrence or threat of terrorist attacks may in the future adversely affect demand for our products. In addition, such attacks may negatively affect our operations directly or indirectly and such attacks or other armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Such attacks may make travel and the transportation of our products more difficult and more expensive, ultimately having a negative effect on our business.

Also, any armed conflicts around the world could have an impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business.
More generally, various events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and the worldwide economies. Any such occurrences could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable currency exchange rate fluctuations could result in our products becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which could adversely affect our business and our profitability.
We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries make us subject to certain risks associated with fluctuating currency values and exchange rates. Because sales of our products are denominated primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Some of the sales of our products are denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. We also have costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and which can increase foreign taxable income. We do not presently purchase financial instruments to hedge foreign exchange risk, but we may do so as circumstances warrant.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our business and increase our costs and expenses.
Our worldwide operations could be subject to natural disasters and other business disruptions which could harm our business, our results of operations and our financial condition. For example, our corporate headquarters in Newark, California is located near major earthquake fault lines. In addition, our manufacturing facility in Aguada, Puerto Rico, is located in a hurricane-prone area. Our manufacturing facility in Penang, Malaysia is also prone to natural disasters. In the event of a major earthquake or hurricane, or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business our results of operations and our financial condition.
Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, as well as our ability to operate without infringing upon the intellectual property of others.
We attempt to protect our intellectual property rights through a variety of measures, including trade secret laws, non-disclosure agreements, confidentiality procedures and employee non-disclosure and invention assignment agreements, patents, trademarks and copyrights. It is possible that our efforts to protect our intellectual property rights may not:
•	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;
•	prevent third-party patents from having an adverse effect on our ability to do business;
•	provide adequate protection for our intellectual property rights;
•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;
•	prevent the challenge, invalidation or circumvention of our existing patents;
•	result in patents that lead to commercially viable products or provide competitive advantages for our products; or
•	result in issued patents or registered trademarks from any of our pending applications.
If any of our issued patents are found to be invalid or if any of our patent applications are rejected, our ability to exclude competitors from making, using or selling the same or similar products as us could be compromised. We have occasionally applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we conduct a substantial portion of our operations and sell some of our products outside the United States, we have exposure to foreign intellectual property risks.
The markets in which we compete are characterized by frequent claims alleging infringement of patents, trademarks, copyrights or other intellectual property rights of others. From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. There can be no assurance that third parties will not in the future pursue claims against us or our customers with respect to the alleged infringement of intellectual property rights. In addition, litigation may be necessary to protect our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of infringement and/or invalidity. Litigation could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, our results of operations and our financial condition.
For example, on December 7, 2007, Tessera, Inc. filed a complaint in the U.S. International Trade Commission and the Eastern District of Texas against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products. See Item 3 “Legal Proceedings” in Part I of this Annual Report. As we expand our product offerings in the SSD market in which larger companies with large patent portfolios compete, the possibility of other intellectual property claims against us grows. Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in, or a settlement of, such litigation, we could be required to pay substantial damages or settlement amounts; cease the manufacture, use, import, and sale of certain products or product components; expend significant resources to develop or acquire non-infringing technology; discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we re-design or discontinue our production of affected products, our revenue could be adversely affected. Alternate technology development or license negotiations would likely result in significant expenses and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or negotiations or that such licenses would be available on reasonable terms, or at all.
Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.
We currently have in effect a number of agreements in which we agree to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We periodically have to respond to claims and litigate indemnification obligations. Indemnification obligations could require us to expend significant amounts of money to defend claims and/or to pay damages or settlement amounts which could have a material adverse effect on our business, our results of operations and our financial condition. Our insurance does not cover intellectual property infringement.

We could incur substantial costs or liabilities as a result of violations of environmental laws.
Our operations and properties are subject to a variety of U.S., foreign government and international environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, fines and penalties, investments to upgrade our facilities or change our processes, or curtailment of operations. The identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs. The occurrence of any of the foregoing could have a material adverse effect on our business, our results of operations and our financial condition.
We are subject to a variety of federal, state and international laws and regulatory regimes. Failure to comply with governmental laws and regulations could subject us to, among other things, mandatory product recalls, penalties and investigation and legal expenses which could have an adverse effect on our business.
Our business is subject to regulation by various U.S. federal and state governmental agencies. Such regulation includes, without limitation, the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission (“FTC”), and the Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business, including import and export laws and foreign currency control. In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the U.S. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including, without limitation, the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act (“WARN Act”) which requires employers to give affected employees at least 60 days notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, antidiscrimination and termination of employment.
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
Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions which could harm our business, financial condition and results of operations. In addition, from time to time we have received, and may receive in the future, correspondence from former employees and parties with whom we have done business with, threatening to bring claims against us alleging that we have violated one or more regulations related to customs, labor and employment, or foreign currency control. An adverse outcome in any litigation related to such matters could require us to pay damages, attorneys’ fees and/or other costs.
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

We are currently contemplating additional restructuring plans, we may not be able to effectively implement prior or future restructuring plans, and our restructuring plans may not result in the expected benefits, any of which would negatively impact our future results of operations.
During fiscal 2009 and 2008, we initiated restructuring plans to reduce our work force and cost structure to address challenging business conditions. As a result of current circumstances and conditions, and to take advantage of opportunities to reduce costs, we may implement additional restructuring plans.
These restructuring plans, if implemented, would be intended to decrease certain ongoing expenses and improve cash flow. However they could also result in significant charges which could negatively impact our cash flow and our financial condition. There can be no assurance that we will be able to successfully complete and realize the expected benefits of these restructuring plans. Past and future restructuring plans may involve higher costs, fewer benefits, longer timetables, and/or additional restructuring activity in other locations and affect more employees than we anticipate and could negatively impact our cash flow, our business, our results of operations and our financial condition. In addition, our past and future restructuring plans and other cost-saving measures, such as salary reductions in the U.S., shortened work weeks internationally, and a suspension of our 401(k) matching program, may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale, any of which could have a negative impact on our future performance, our results of operations and our financial condition.
Risks Related to Our Debt
Restrictive covenants contained in our senior secured revolving line of credit facility (the “WF Credit Facility”) and the indenture relating to our senior secured floating rate notes (the “Notes”) may restrict our current and future operations, particularly our ability to respond to changes or to take some actions, and our failure to comply with such covenants, whether due to events beyond our control or otherwise, could result in an event of default which could materially and adversely affect our operating results and our financial condition.
The indenture relating to the Notes contains various covenants that limit our ability to engage in certain transactions. A breach of any of these covenants could result in a default under the indenture and an acceleration of the Notes. In addition, the WF Credit Facility contains other and more restrictive covenants and prohibits us from voluntarily prepaying certain of our other indebtedness. A breach of any of these covenants would result in a default under the WF Credit Facility and, in the event that there is an acceleration of more than $10 million under the WF Credit Facility, a breach of these covenants could result in an acceleration of our Notes.
The WF Credit Facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. On August 14, 2009, the WF Credit Facility was amended such that we are no longer required to comply with certain financial covenants unless there are borrowings outstanding. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of August 28, 2009. We may not meet the financial covenants required to borrow funds under the WF Credit Facility during all periods before it expires on April 30, 2010 and therefore may not be able to borrow funds if and when we need the funds in the future.
If there were an uncured event of default under any of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately and the holder could proceed against the collateral securing that indebtedness. We cannot be certain that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or acceleration upon an uncured event of default or, if we were required to repurchase the Notes upon a change of control, that we would be able to refinance or restructure the payments on such debt. Further, if we are unable to repay, refinance or restructure any future outstanding indebtedness under the WF Credit Facility, the lender could proceed against the collateral securing that indebtedness, our Notes and certain other indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Disruption in the financial markets may adversely impact the availability and cost of credit and cause other disruptions.
Refinancing our existing debt or securing new debt or equity financing is likely to be extremely difficult, expensive or impossible in the foreseeable future given the current condition of the financial markets and the recent performance of our Company. Instability in the financial markets may also have an adverse effect on the U.S. and/or world economy which could adversely impact our business.
Our indebtedness could impair our financial condition and harm our ability to operate our business.
We have certain debt service obligations. At October 23, 2009 and August 28, 2009, our total outstanding debt was $55.1 million and $81.3 million, respectively. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.
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
•
our debt agreements contain, and any agreements to refinance or amend the terms of our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on our business and our financial condition;

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
Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control, including among others, those described in the Risk Factors section.
If we are unable to generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Certain of these actions would require the consent of our lender and/or note holders. The terms of our credit facility and indenture contain limitations on our ability to incur additional debt. We cannot be assured that any assets could be sold, or, if sold, the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our debt instruments then in effect. Refinancing of our existing debt or securing new debt or equity financing is likely to be extremely difficult or impossible in the foreseeable future given the current conditions of the financial markets and the recent performance of our Company. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations. As we have elected to repurchase and redeem a portion of the debt under the Notes, we may not have the cash to support our working capital needs if business returns at a pace faster than currently anticipated. If that were to occur and we were not able to obtain alternative financing, this could prevent us from achieving sales and profit growth that would otherwise be available.

Our existing debt is subject to floating interest rates, which may cause our interest expense to increase and decrease cash available for operations and other purposes.
We are subject to interest rate risk in connection with our long-term debt, including the remaining $55.1 million of the Notes outstanding as of October 23, 2009. In addition, our credit facility provides for borrowings of up to $35.0 million that would also bear interest at variable rates. Assuming we could satisfy financial covenants required to borrow, which currently appears unlikely during certain periods, and the credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in interest expense and a decrease in our cash flows and income before taxes of $0.9 million per year. We currently have an interest rate swap arrangement for the purpose of fixing the interest rate on a portion of our long-term debt for the specified interest rate swap period. The current interest rate swap is for a notional amount of $40.0 million bearing a 9.97% fixed annual interest rate which is currently higher than the effective interest rate under the Notes. The interest rate swap remains outstanding through April 28, 2010.
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
•
announcements by us or our competitors of significant technology changes, acquisitions, strategic partnerships, divestitures, or restructuring initiatives, or other events that affect us or companies in our industry;

•	loss of a key customer or significant business of a major customer;
•	additions or departures of key personnel; and
•	a general downturn or uptick in the stock market.
Some companies experiencing past volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources and could have a material adverse effect on our business, our results of operations and our financial condition.

We may experience significant period-to-period, quarterly and annual fluctuations in our net sales and operating results, which may result in volatility in our share price.
We may experience significant period-to-period fluctuations in our net sales and operating results. For example, in fiscal 2009 net sales declined 34% from fiscal 2008. Significant fluctuations may occur again in the future due to a number of possible factors and any such fluctuations may cause our share price to fluctuate. Our share price could also drop significantly if we were to report future operating results, or provide guidance, below the expectations of securities analysts or investors.
A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:
•	the timing and volume of orders from our customers;
•	the rate of acceptance of our products by our customers, including the rate of design wins;
•	the demand for and life cycles of customer products incorporating our products;
•	the rate of adoption of our products in the end markets we target;
•	cancellations or deferrals of customer orders or commitments in anticipation of lower pricing, new products or product enhancements from us or our competitors or other providers;
•	changes in product mix;
•	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for new markets;
•	production levels of our suppliers or other factors impacting our ability to procure the components we need to manufacture our products;
•	changes in the cost or availability of components;
•	significant volatility in prices of DRAMs and other components;
•	the timing and acceptance of our new or enhanced products, our competitors and/or our suppliers;
•	changes in the average selling prices of our products;
•	fluctuations in demand for our products;
•	changes in supply and demand conditions;
•	order cancellations, product returns, inventory buildups by customers and inventory write-downs;
•	manufacturing inefficiencies associated with the start-up of new products and low volume production;
•	expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments; and
•	increases in research and development and sales and marketing expenses in connection with new product initiatives.
Due to the above and other factors, revenues and results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline. In addition, the trading price of our common stock may fluctuate or decline regardless of our operating performance.

Although we are no longer a “controlled company” within the meaning of the rules of the NASDAQ, some of our principal investors continue to exert substantial influence over us.
TPG and Shah Capital Partners collectively hold approximately 19% of our outstanding ordinary shares as of October 23, 2009. Although these investors own less than a majority of our outstanding ordinary shares, they still continue to have significant influence over matters submitted to our shareholders and our business policies and affairs. TPG and Shah Capital Partners each have a representative that serves on our board of directors. Shah Capital Partners’ representative is the chairman of our board and also serves as a member of our Strategy Committee.
Such influence could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our shareholders. Subject only to insider trading limitations, there is nothing to prohibit the remaining principal investors from selling a substantial interest in the Company to a third party or a participant in our industry which could have an adverse effect on the business or the interests of our other shareholders.
Our articles of association do not provide for shareholder proposals other than nominations to our board of directors and do not explicitly provide for periodic elections of our directors, each of which could negatively affect the ability of shareholders to exercise control over us.
Other than nominations to our board of directors, our articles of association do not provide for a means by which shareholders can propose resolutions for consideration by the other shareholders, including for example, amendments to our articles of association. Further, our articles of association do not explicitly provide for periodic elections of our directors. Although shareholders may nominate directors in connection with our annual shareholders’ meeting, unless we receive such nominations, each of our directors will continue to serve until his death, disability, retirement, resignation or removal (with or without cause) by the other directors or by the vote of shareholders who hold a majority of our shares in favor of a resolution proposed by our board of directors. These provisions could negatively affect the ability of shareholders to exercise control over us. Notwithstanding the absence of specific provisions for periodic election of directors by shareholders, eight of our current directors stood for re-election at our 2009 Annual Meeting of Shareholders. However, there is no guarantee that any director elected will stand for re-election at any time in the future or that subsequent vacancies on the board will not be filled by appointment by other directors.
Our principal investors and the persons whom they nominate to our board of directors may have interests that conflict with our interests and the interests of our other shareholders.
TPG and Shah Capital Partners and the persons whom they nominate as directors to our board of directors may have interests that conflict with, or are divergent from, our own and those of our other shareholders. TPG and Shah Capital Partners are the holders of an aggregate of approximately 19% of our outstanding ordinary shares as of October 23, 2009. They have invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between our principal investors and us or our other shareholders may arise. Our memorandum and articles of association do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both our principal investors and us will be reserved for, or made available to, us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and nominating and corporate governance committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other shareholders. In addition, our principal investors’ substantial share ownership may adversely affect the trading price of our ordinary shares because investors often perceive disadvantages in owning shares in companies with shareholders who control a significant percentage of outstanding shares.

Future sales of shares or issuances of shares in connection with acquisitions could depress our share price.
If our existing shareholders were to sell substantial amounts of our ordinary shares in the public market, the market price of our ordinary shares could decline. If our principal investors sell substantial amounts of our ordinary shares, the market price of our ordinary shares could decline as these sales might be viewed by the public as an indication of an upcoming or recently occurring shortfall in the financial performance of the Company. Moreover, the perception in the public market that these investors might sell shares could depress the market price of our ordinary shares. Additionally, we may sell or issue additional shares of stock in public offerings or in connection with acquisitions which would result in additional dilution and could adversely affect market prices for our ordinary shares.
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
We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, shareholders may have difficulty protecting their shareholder rights.
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
Our corporate headquarters are located in a 79,500 square foot facility in Newark, California. The lease on this facility expires in April 2016, unless our option to extend the lease for a five-year period is exercised. We design, manufacture and sell our products at the following facilities:

	Building Size	Leased or
Location	(Sq. Feet)	Owned	Expiration	Capabilities
Newark, California	79,500	Leased	April 2016	Manufacturing, Design & Sales
Penang, Malaysia	90,000	Owned	N/A	Manufacturing & Sales
Atibaia, Brazil	72,000	Leased	September 2012	Manufacturing & Sales
Aguada, Puerto Rico	51,000	Leased	June 2013	Manufacturing & Sales
Phoenix, Arizona	20,600	Leased	May 2011	Design & Sales
Tewksbury, Massachusetts	10,700	Leased	March 2011	Design & Sales
Gunpo, South Korea	8,500	Owned	N/A	Design & Sales
Gunpo, South Korea	7,000	Leased	May – July 2010	Manufacturing
Irvine, California	4,400	Leased	August 2012	Design & Sales
Our Penang facility is located on land leased on a long-term basis. The initial terms of these leases will expire in 2054 and 2057. We also lease a number of small sales offices throughout the world.

Item 3.	Legal Proceedings
We are from time to time involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses to the cases pending, including those set forth below. We are not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements. In our opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on our consolidated financial position, results of operations or cash flow.
During its third quarter of fiscal 2007, the Company identified certain discrepancies in the invoicing of certain products that it sold in the Brazilian market in fiscal 2006. Some of the Company’s imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impacted the customers’ eligibility for tax incentives. The Company assessed the impact arising from these discrepancies and noted that the customers had access to other information to determine the origin of the products and may not have relied on the information contained in the invoices for computing their tax liability. Also, the revenues related to these invoices were not material to the Company’s operations. Therefore, the Company believes that the likelihood of any liability arising from these discrepancies in the invoices is remote and as such, is not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.

On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against the Company, as well as A-DATA Technology Co., Ltd., A-DATA Technology (U.S.A.) Co., Ltd., Acer America Corp., Acer Inc., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Nanya Technology Corp., Nanya Technology Corp. U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., TwinMOS Technologies Inc., and Twin MOS Technologies USA Inc. (each a “Respondent” and collectively, “Respondents”). Tessera claims that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977, 6,133,627, 5,663,106 and 6,458,681 (the “Asserted Patents”). Tessera’s Complaint requested that the ITC institute an investigation into the matter. Tessera also requested the following relief from the ITC:
• a permanent general exclusion order pursuant to section 337(d)(2) of the Tariff Act, as amended, excluding from entry into the U.S. all small-format BGA semiconductor packaged DRAM chips (“BGA chips”) and products containing the same that are manufactured, imported or sold for importation by or on behalf of unlicensed entities and that infringe any claim of the Asserted Patents, and all products (e.g., personal computers or “PCs”) that contain such infringing small-format BGA chips;
• a permanent exclusion order pursuant to section 337(d)(1) of the Tariff Act, as amended, excluding from entry into the U.S. all semiconductor chips with small-format BGA semiconductor packaging which are manufactured, imported or sold for importation by or on behalf of Respondents and which infringe any claim of the Asserted Patents, and all products (e.g., PCs) that contain such infringing BGA chips; and
• permanent cease and desist orders, one per Respondent, pursuant to section 337(f) of the Tariff Act, as amended, directing each Respondent having domestic inventories to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small-format BGA semiconductor packaging and/or products containing such semiconductor chips, that infringe any claim of the Asserted Patents.
On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation in an effort to streamline the case. On May 29, 2008, the administrative law judge set trial for September 22, 2008, which trial has been completed, and ordered that an Initial Determination shall be due on January 14, 2009, and that the target date for completing the investigation shall be April 24, 2009. On August 28, 2009, after several extensions of the deadline, the Administrative Law Judge (“ALJ”) issued his Initial Determination. Among other conclusions reached, the ALJ concluded that, although Tessera’s patents were found to be valid, no infringement by SMART or the other Respondents was found. Tessera’s appeal of the Initial Determination remains pending. The target date for completing the investigation has been extended to December 29, 2009, which is also the date by which the ITC must issue a Final Determination. We continue to believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera acknowledges are licensed under the Asserted Patents. With respect to one Respondent, the ALJ concluded in his Initial Determination that the doctrine of patent exhaustion applied to DRAM packaged by Tessera licensed entities.
Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, alleging infringement of the same patents at issue in the ITC action. The district court action seeks an unspecified amount of damages and injunctive relief. The district court action has been stayed pending the completion of the ITC action.

Item 4.	Submission of Matters to a Vote of Security Holders
At our Special Meeting of Shareholders held on August 25, 2009, the following action was taken:
1. Vote to approve the option exchange program for employees (excluding named executive officers and directors).

Votes For	Votes Against	Abstain
50,188,458	2,805,953	1,717,394

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
The following table provides the specified information about the repurchase of shares under the Company’s share repurchase program.

Maximum
			Total number	approximate
			of shares	dollar value of
		Average	purchased as	shares that may
	Total number	Price paid	part of publicly	yet be purchased
	of shares	per	announced plans or	under the plans
	purchased	share	programs	or programs
April 2009	45,250	$1.82	45,250	$9,916,000

Total	45,250

In March 2009, the Board of Directors authorized a share repurchase program to purchase up to $10 million of the Company’s ordinary shares in the open market or negotiated transactions. During fiscal 2009, the Company repurchased approximately forty-five thousand of their ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million. As of August 28, 2009, the remaining balance available for future repurchases was $9.9 million under the Company’s share repurchase program.
Market for Our Common Stock and Related Shareholder Matters
Our ordinary shares haves traded on the NASDAQ Global Select Market under the symbol “SMOD” since February 3, 2006. The following table summarizes the high and low bid quotations for our ordinary shares as reported by the NASDAQ Global Select Market, for each quarter of the fiscal years ended August 28, 2009 and August 29, 2008.

	High	Low
Fiscal Year 2009:
First quarter	$3.36	$0.76
Second quarter	$2.65	$0.76
Third quarter	$2.99	$1.04
Fourth quarter	$4.20	$2.10

Fiscal Year 2008:
First quarter	$10.62	$6.86
Second quarter	$10.94	$6.63
Third quarter	$6.81	$4.90
Fourth quarter	$5.42	$3.10
As of October 23, 2009, we had approximately 3,200 holders of our ordinary shares.
Dividend Policy
We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain earnings to finance future growth and therefore do not expect to pay cash dividends on our ordinary stock in the foreseeable future. Also, our senior secured credit facility and senior secured floating rate exchange notes prohibit us from paying cash dividends on our equity securities, except in limited circumstances.
For equity plan compensation information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph
The following graph compares the cumulative total return to shareholders on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and Standard & Poor’s (S&P) Semiconductors Index. The graph assumes that $100 was invested on February 3, 2006 (the first day we traded on the NASDAQ) in our ordinary shares and in each of the foregoing indices, and covers the period to August 28, 2009. No dividends have been declared or paid on our ordinary shares. Shareholder returns over the period indicated are based on historical data and should not be considered indicative of future shareholder returns.
Cumulative Total Return*

*	Assumes reinvestment of dividends, if any

Item 6.	Selected Financial Data
The following table sets forth data for the last five fiscal years and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Exhibits and Financial Statement Schedules included in Items 7 and 15, respectively, of this Annual Report on Form 10-K.
We have derived the statement of operations data for the years ended August 28, 2009, August 29, 2008, and August 31, 2007, and the balance sheet data as of August 28, 2009 and August 29, 2008 from our audited financial statements which have been audited by KPMG LLP and are included elsewhere in this report. KPMG LLP’s report on the consolidated financial statements refers to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 at the beginning of fiscal 2008. Historical results are not necessarily indicative of results to be expected for future periods.

We use a 52- to 53-week fiscal year ending on the last Friday in August.

	Fiscal Year Ended
	August 28,	August 29,	August 31,	August 25,	August 26,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$441,317	$670,151	$844,627	$727,206	$607,299
Cost of sales	351,478	550,420	695,054	600,632	505,461

Gross profit	89,839	119,731	149,573	126,574	101,838
Operating expenses:
Research and development	19,811	20,164	16,383	15,545	9,697
Selling, general and administrative	55,505	59,849	59,552	54,917	46,636
Goodwill impairment	10,416	3,187	—	—	—
Restructuring charges	2,810	1,938	—	—	880
In-process research and development charge	—	4,400	—	—	—
Advisory service agreements’ fees	—	—	—	10,303	2,588
Total operating expenses	88,542	89,538	75,935	80,765	59,801

Income from operations	1,297	30,193	73,638	45,809	42,037
Interest expense, net	(6,609)	(5,355)	(7,381)	(15,153)	(6,998)
Other income (expense), net	(520)	2,557	934	2,567	481

Total other expense	(7,129)	(2,798)	(6,447)	(12,586)	(6,517)

Income (loss) before provision for income taxes	(5,832)	27,395	67,191	33,223	35,520
Provision for income taxes	5,571	18,421	9,458	914	8,802

Net income (loss)	$(11,403)	$8,974	$57,733	$32,309	$26,718

Net income (loss) per ordinary share, basic	$(0.18)	$0.15	$0.97	$0.60	$0.55

Net income (loss) per ordinary share, diluted	$(0.18)	$0.14	$0.91	$0.55	$0.50

Shares used in computing net income (loss) per ordinary share, basic	61,699	60,985	59,636	54,265	48,872

Shares used in computing net income (loss) per ordinary share, diluted	61,699	63,555	63,782	59,189	53,531

	August 28,	August 29,	August 31,	August 25,	August 26,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$147,658	$115,994	$144,147	$85,620	$75,970
Working capital	268,811	269,709	251,459	184,799	135,930
Total assets	403,738	447,148	453,077	426,456	321,061
Total long-term debt	81,250	81,250	81,250	81,250	125,000
Total shareholders’ equity	234,825	246,906	221,426	150,663	42,648

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited financial statements and related notes and other financial information, which appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. See the disclosure regarding “Forward-Looking Statements” in Item 1 of this Annual Report. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those factors discussed below and elsewhere in this Annual Report including in the “Risk Factors” section in Item 1A of this Annual Report.
We use a 52- to 53-week fiscal year ending on the last Friday in August. Financial information for one of our subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda., is included in our consolidated financial statements on a one month lag. The effects of the one month lag for the operations of SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. is not material to our financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current year presentation.
Overview
We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to OEMs. Our subsystem products include memory modules, solid state storage products such as embedded flash and SSDs, embedded computing products and display products. We offer these products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, PCs, notebooks, printers and gaming machines. Generally, increases in overall demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory content can have a negative effect on our business, financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs and rapidly respond to our customers’ requirements worldwide.
In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition, we repositioned portions of our business by focusing on delivery of certain higher value added products, diversifying our end markets, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers and package them into memory integrated circuits and build memory modules. In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we recently renamed to SMART Modular Technologies (AZ), Inc.
In March 2009, we entered into a seven year operating lease with Newark Eureka Industrial Capital LLC to lease approximately 79,500 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space to serve as our new corporate headquarters starting in the third quarter of fiscal 2009. Our principal executive office is now located at 39870 Eureka Drive, Newark, California 94560.
In March 2009, our Board of Directors authorized the repurchase of up to $10.0 million of our ordinary shares. In April 2009, we entered into a Rule 10b5-1 trading plan with a broker to repurchase ordinary shares based on pre-defined terms and conditions. Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions. Purchases under this program may be commenced, suspended or terminated at any time without prior notice. During the third quarter of fiscal 2009, we repurchased approximately forty-five thousand of our ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million. As of August 28, 2009, the remaining balance available for future share repurchases was $9.9 million under our share repurchase program.

Key Business Metrics
The following is a brief description of the major components of the key line items in our financial statements.
Net Sales
We generate our product revenues from sales of our subsystems, including memory modules and flash memory cards, solid state storage devices, embedded computing boards and display products, principally to leading computing, networking, communications, printer, storage, defense and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for, a significant percentage of our net sales in the foreseeable future.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including commissions and benefits, facilities and non-manufacturing equipment costs, allowances for bad debt, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies are the most significant to the presentation of our financial statements and they at times require the most difficult, subjective and complex estimates.

Revenue Recognition
Our product revenues are derived from the sale of value added subsystems, including memory modules and flash memory cards, solid state storage devices, embedded computing boards and display products, which we design and manufacture. We recognize revenue primarily upon shipment, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, product acceptance has occurred, and collection of the resulting accounts receivable is reasonably assured. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales. Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.
Our service revenues are derived from procurement and logistics, inventory management, temporary warehousing, kitting and packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services. Our service revenue is accounted for on an agency basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement, have general inventory risk, have the ability to set the price, have the ability to determine who the suppliers are, can physically change the product, or have credit risk. Under some service arrangements, we may retain inventory risk. All inventory held under service arrangements is included in the inventory reported on the consolidated balance sheet.
The following is a summary of our net sales and gross billings:

	Fiscal Year Ended
	August 28,	August 29,	August 31,
	2009	2008	2007

Product net sales	$404,474	$628,791	$794,397
Service revenue	36,843	41,360	50,230

Net sales	441,317	670,151	844,627
Plus: Cost of sales (1)	625,635	875,839	1,085,715

Gross billings to customers	$1,066,952	$1,545,990	$1,930,342

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Accounts Receivable
We evaluate the collectability of accounts receivable based on several factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. Increases to the allowance for bad debt are recorded as a component of general and administrative expenses. For all other customer accounts receivable, we record an allowance for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.
As a result of the current macroeconomic environment and associated credit market conditions, both liquidity and access to capital have impacted some of our customers. We have continued to closely monitor our credit exposure with our customers to anticipate exposures and minimize our risk.

Inventory Valuation
At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining balances to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.
Restructuring Charges
We record and account for our restructuring activities following formally approved plans that identify the actions and timelines over which the restructuring activities will occur. Restructuring charges include estimates pertaining to such items as employee severance and fringe benefit costs, facility exit costs, subleasing assumptions, and other assumptions. Adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from original estimates. These changes in estimates may result in increases or decreases to our results of operations in future periods and would be presented on the restructuring charge line of our consolidated statements of operations.
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
Impairment of Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment test of our two reporting units (Memory, Display & Embedded and Adtron) annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows, considering the market price of our ordinary shares, and comparing the fair value to the carrying value of the reporting unit, including goodwill.
If the carrying value of each reporting unit is less than its fair value, we then allocate the fair value of the unit to all the assets and liabilities of the unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Stock-Based Compensation
Effective August 27, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the prospective method. The key assumptions used in applying the provisions of SFAS No. 123R and the impact of adoption are described in Note 1(p) to the Consolidated Financial Statements.

Results of Operations
The following is a summary of our results of operations for fiscal years 2009, 2008 and 2007 (in millions).

	Fiscal Year Ended
	August 28,	% of	August 29,	% of	August 31,	% of
	2009	sales	2008	sales	2007	sales

Net sales	$441.3	100%	$670.2	100%	$844.6	100%
Cost of sales	351.5	80%	550.4	82%	695.1	82%

Gross profit (1)	89.8	20%	119.7	18%	149.6	18%

Research and development	19.8	4%	20.2	3%	16.4	2%
Selling, general, and administrative	55.5	13%	59.8	9%	59.6	7%
Goodwill impairment	10.4	2%	3.2	—	—	—
Restructuring charges	2.8	1%	1.9	—	—	—
In process research and development charge	—	—	4.4	1%	—	—

Total operating expenses	88.5	20%	89.5	13%	76.0	9%

Income from operations	1.3	—	30.2	5%	73.4	9%
Interest expense, net	(6.6)	-2%	(5.4)	-1%	(7.4)	-1%
Other income (expense), net	(0.5)	—	2.6	—	0.9	—

Total other income (expense) (1)	(7.1)	-2%	(2.8)	—	(6.4)	-1%

Income (loss) before provision for income taxes	(5.8)	-1%	27.4	4%	67.0	8%
Provision for income taxes	5.6	1%	18.4	3%	9.5	1%

Net income (loss) (1)	$(11.4)	-3%	$9.0	1%	$57.5	7%

(1)	Summations may not compute precisely due to rounding.
Fiscal Year Ended August 28, 2009 Compared to Fiscal Year Ended August 29, 2008
Net Sales. Net sales for fiscal 2009 were $441.3 million, a 34% decrease from $670.2 million for fiscal 2008. This includes a $206.0 million decrease in net sales of our memory products and a $30.4 million decrease in net sales in the balance of our Memory, Embedded & Display Segment. The decline in sales of memory products primarily resulted from falling prices during fiscal 2009 and a decrease in overall demand for memory products. These declines in pricing and demand resulted for the most part from the negative impact that the worldwide economic downturn had on sales of products in end markets served by our customers. Demand for our memory products was also impacted by our loss of market share to certain semiconductor manufacturers that offer memory modules as more of our customers transitioned from custom products that have been our strength, to more standard products available at lower prices from semiconductor manufacturers. The decline in net sales for the balance of our Memory, Embedded & Display Segment primarily resulted from one of our embedded programs transitioning to be manufactured in-house by the OEM. The decline in total net sales was partially offset by an increase of $7.5 million in net sales of our Adtron Segment due to the fact that this segment included a full year of sales in fiscal 2009 while fiscal 2008 only included six months of sales.
Cost of Sales. Cost of sales for fiscal 2009 was $351.5 million, a 36% decrease from $550.4 million for fiscal 2008. Cost of sales as a percentage of net sales decreased to 80% in fiscal 2009, compared to 82% in fiscal 2008. The $198.9 million decrease in cost of sales included a $160.9 million decline in the cost of materials for our memory products and a $25.1 million decline in the cost of materials for the balance of our Memory, Embedded & Display Segment. These declines were partially offset by an increase of $2.5 million in the cost of materials in our Adtron Segment. These decreases in cost of materials were primarily due to the significant decreases in net sales discussed above. In addition, our factory overhead and other components of cost of sales decreased by $15.4 million, primarily due a $9.8 million decrease in payroll and other employee-related expenses resulting from a 26% headcount reduction in cost of sales, reduced manufacturing activities, decreased subcontractor services and a pay reduction implemented during fiscal 2009.

Gross Profit. Gross profit for fiscal 2009 was $89.8 million, a 25% decrease from $119.7 million for fiscal 2008. Gross margin percentage increased to 20% in fiscal 2009, as compared to 18% in fiscal 2008. The decrease in gross profit dollars was primarily due to the decline in net sales of our memory, embedded and display products in fiscal 2009. The increase in gross margin percentage was primarily due to the inclusion of higher margin products from the Adtron Segment for the full year in fiscal 2009, as well as a favorable shift in mix towards our memory products and away from display products.
Research and Development Expenses and Write-off of Acquired In-process Research and Development. Research and development, or R&D expenses, for fiscal 2009 were $19.8 million, a 2% decrease from $20.2 million for fiscal 2008. This decrease was primarily due to a $3.1 million decrease in payroll and other employee-related expenses resulting from a 23% headcount reduction in R&D, as well as reductions in salaries and bonuses implemented during fiscal 2009. This decrease was offset by a $2.7 million increase in R&D expenses for the Adtron segment. During fiscal 2008, we also wrote off $4.4 million of in-process R&D related to the acquisition of Adtron.
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses for fiscal 2009 were $55.5 million, representing a $4.3 million decrease from $59.8 million in fiscal 2008. This decrease was primarily due to a $5.2 million decrease in payroll and other employee-related expenses resulting from a 16% headcount reduction in SG&A and other cost-cutting initiatives implemented during fiscal 2009, an $0.8 million decrease in facility expenses, and a $0.6 million decrease in computer-related costs. These decreases were partially offset by an $0.8 million increase in stock-based compensation expense, a $0.7 million increase in our bad debt expense and a $0.4 million increase in professional services. The $0.8 million increase in stock-based compensation expense in fiscal 2009 includes a $1.1 million impact to SG&A due to an out of period adjustment recorded in the fourth quarter of fiscal 2009. See Note 1(u) of Notes to the Consolidated Financial Statements.
Restructuring Charges. During fiscal 2009, we initiated a restructuring plan (the “FY09 Plan”) to reduce further our global workforce in order to improve our cost structure in the continued uncertain economic environment. During fiscal 2008, we initiated a restructuring plan (the “FY08 Plan”) to reduce operating expenses and improve cash flow by consolidating certain operations in Asia, Puerto Rico and the Dominican Republic. All exit costs related to the FY08 Plan and the vast majority of the FY09 Plan have been paid as of August 28, 2009.
During fiscal 2009, we recognized restructuring costs of $2.2 million for severance and employee benefit costs, $0.2 million for facility and assets write-offs and $0.4 million for other exit-related costs. During fiscal 2008, we recognized restructuring costs of $0.7 million for severance and employee benefit costs, $0.9 million for facility and assets write-offs and approximately $0.3 million for other exit-related costs. The restructuring costs of $2.8 million and $1.9 million in fiscal 2009 and 2008, respectively, were a result of reducing operations in our California and Puerto Rico facilities and ceasing operations in the Dominican Republic, China and India. We have paid almost all restructuring costs related to the FY09 and FY08 Plans. As of August 28, 2009, we have ten thousand dollars accrued for restructuring costs.
As a result of current circumstances and conditions, and to take advantage of opportunities to reduce costs, we may implement additional restructuring plans.
Goodwill Impairment. As a result of deteriorating macroeconomic conditions, our business outlook and significant erosion of our market capitalization during fiscal 2009 and 2008, we conducted an interim impairment test of goodwill during fiscal 2009, pursuant to SFAS 142, to determine whether and to what extent goodwill may have been impaired. Based on this analysis, we determined that the implied fair value of goodwill recorded on the balance sheet of our Adtron reporting unit was below the carrying value, resulting in a goodwill impairment charge of $7.2 million and $3.2 million in the first and second quarters of fiscal 2009, respectively.
Interest Expense, Net. Net interest expense for fiscal 2009 was $6.6 million, a $1.2 million increase from $5.4 million for fiscal 2008. This increase was principally due to approximately $2.0 million of less interest income earned because of lower interest rates on bank deposits. The decline of interest income was partially offset by a decrease in interest expense of $0.8 million primarily due to a decline in interest rates during fiscal 2009.

Other Income (Expense), Net. Fiscal 2009 decreased to a net expense of $0.5 million from income of $2.6 million in fiscal 2008. The decrease of $3.1 million mainly resulted from losses on foreign currency transactions in our Brazil operations.
Provision for Income Taxes. The effective tax rates for 2009 and 2008 were approximately 96% and 67%, respectively. During the third quarter of the fiscal year ended August 29, 2008, we recorded $9.6 million deferred tax expense to increase the valuation allowance on U.S. deferred tax assets. The U.S. net deferred tax assets generated during the fiscal year ended August 28, 2009 and August 29, 2008 also have a full valuation allowance. The effective tax rate changed due to a consolidated pre-tax loss, with losses in certain tax jurisdictions, principally in the U.S., that generate no tax benefit.
Out of Period Adjustment. Due to an out of period adjustment related to the implementation of a third-party stock option accounting software upgrade, we discovered a computational error in stock-based compensation expense. As a result, we recorded a one-time cumulative charge of $1.7 million in the fourth quarter of fiscal 2009, of which $0.5 million, $0.4 million and $0.8 million related to understated stock compensation expense in fiscal 2007, fiscal 2008 and the nine months ended May 29, 2009, respectively. See Note 1(u) of Notes to the Consolidated Financial Statements.
Fiscal Year Ended August 29, 2008 Compared to Fiscal Year Ended August 31, 2007
Net Sales. Net sales for fiscal 2008 were $670.2 million, a 21% decrease from $844.6 million from fiscal 2007. This decrease includes a $189.6 million decrease in net sales of our memory products which was partially offset by increases of $9.9 million in net sales of our display products and $5.2 million in net sales of our embedded products. The decline in net sales of our memory products primarily resulted from falling prices during fiscal 2008 and a decrease in overall demand for memory products. These declines in pricing and demand resulted for the most part from the negative impact that the worldwide economic downturn had on sales of products in end markets served by our customers. Demand for our memory products was also impacted by our loss of market share to certain semiconductor manufacturers that offer memory modules.
Cost of Sales. Cost of sales for fiscal 2008 was $550.4 million, a 21% decrease from $695.1 million for fiscal 2007. Cost of sales as a percentage of net sales remained unchanged at 82% year over year as these costs decreased commensurately with the decrease in net sales. The $144.6 million decrease in cost of sales included a $164.8 million decline in our memory product cost of sales, partially offset by increases in net cost of sales of $8.9 million in our display products and $5.3 million in our embedded products, respectively. The decrease in cost of sales was primarily due to the significant decrease in net sales of memory products discussed above. In addition, inventory write-downs increased by $0.7 million and our factory overhead and other costs increased by $5.4 million.
Gross Profit. Gross profit for fiscal 2008 was $119.7 million, a 20% decrease from $149.6 million for fiscal 2007. Gross margin percentage remained unchanged at 18% year over year. The decrease in gross profit was primarily due to lower net sales in fiscal 2008.
Research and Development Expenses and Write-off of Acquired In-process Research and Development. R&D expenses for fiscal 2008 were $20.2 million, a 23% increase from $16.4 million for fiscal 2007. This increase was primarily due to approximately $2.3 million in R&D expenses for the new Adtron Segment and approximately $0.6 million increase in stock-based compensation expense incurred during fiscal 2008 compared to fiscal 2007. During fiscal 2008, we wrote off an additional $4.4 million of in-process R&D related to the acquisition of Adtron.
Selling, General and Administrative Expenses. SG&A expenses for fiscal 2008 were $59.8 million, an increase of $0.2 million from $59.6 million for the same period of fiscal 2007. Sales and marketing expense increased $0.1 million primarily due to $0.8 million of increases in personnel related costs and $0.2 million of increases in amortization of intangible assets due to the Adtron acquisition during the year, partially offset by a decrease of $0.6 million in bonus expense, a decrease of $0.2 million in commission expense, and a decrease of $0.1 million in other support costs. G&A expense increased $0.1 million primarily due to increases of $1.9 million in personnel related costs and $1.7 million in stock-based compensation expense, partially offset by a reduction of $1.9 million in bonus expense, a reduction of $0.6 million in SOX related expenses, a reduction in $0.2 million in support costs and the fact that the prior year included $0.8 million in fees incurred in relation to our secondary share offering.

Restructuring and Goodwill Impairment Charges. Restructuring costs for fiscal 2008 consist of $0.7 million for severance and employee benefit costs, approximately $0.9 million for facility and assets write-off and approximately $0.3 million in other exit costs. The total $1.9 million of restructuring charge incurred in fiscal 2008 was primarily from the consolidation of certain operations. In particular, we ceased operations in China and India and started the closure of our Dominican Republic facility. Goodwill impairment charges in fiscal 2008 were $3.2 million related to our Memory, Display & Embedded Segment. We did not incur any restructuring or goodwill impairment charges during fiscal 2007.
Interest Expense, Net. Net interest expense for fiscal 2008 was $5.4 million, a $2.0 million decrease from $7.4 million for fiscal 2007. This decrease was principally due to a $0.9 million increase in interest income in fiscal 2008 as a result of increased cash balances and a decrease in interest expense of $1.1 million in fiscal 2008 primarily due to the decrease in the interest rate on our long-term debt.
Other Income, Net. Net other income for fiscal 2008 increased to $2.6 million, from $0.9 million in fiscal 2007. The increase of $1.7 million was primarily driven by foreign currency transactions gains.
Provision for Income Taxes. The effective tax rates for fiscal 2008 and fiscal 2007 were approximately 67% and 14%, respectively. During the third quarter of fiscal 2008, we recorded a $9.6 million deferred tax expense to increase the valuation allowance on U.S. deferred tax assets. The U.S. net deferred tax assets generated during fiscal 2008 also have a full valuation allowance. The effective tax rate increased primarily due to the $9.6 million tax expense to establish a full valuation allowance on U.S. net deferred tax assets.
Excluding the impact of the $9.6 million increase in the valuation allowance and the non-deductible in-process research and development expenses of $4.4 million in fiscal 2008 and excluding the impact of the $2.4 million decrease in the valuation allowance in fiscal 2007, the effective tax rates for fiscal 2008 and fiscal 2007 would have been approximately 27% and 18%, respectively. This increase was primarily due to reductions in pre-tax profits in fiscal 2008 as compared to fiscal 2007 in low tax rate countries which did not significantly reduce consolidated tax expense.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured floating rate notes. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures, shares repurchase program and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense. Cash and cash equivalents consist of funds held in general checking and money market accounts. We do not have investments in variable rate demand notes, auction rate securities and other asset backed securities.
Debt Service
As of August 28, 2009, we had total long-term indebtedness of $81.3 million, which represents the aggregate principal amount of our senior secured floating rate notes outstanding.
Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes”). The Notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The guarantees are secured by the capital stock of most of our subsidiaries. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of August 28, 2009.

Senior Secured Revolving Line of Credit Facility. On August 14, 2009, the Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee. As a result of the Second Amendment, we are no longer required to comply with certain financial covenants under the Second Amended and Restated Loan and Security Agreement dated April 30, 2007 (as amended, the “WF Credit Facility”) unless there are borrowings outstanding. If we do not meet the financial covenants or financial condition test, then we will be unable to borrow under the WF Credit Facility. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of August 28, 2009. While we expect to be able to satisfy the financial covenants required to borrow funds under the WF Credit Facility at certain times during its remaining term, we may not meet the financial covenants during all periods before it expires on April 30, 2010 and therefore may not be able to borrow funds if and when we need the funds in the future.
Capital Expenditures
Future capital expenditures focus on test and manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades. The WF Credit Facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the WF Credit Facility will be adequate to implement our current plans.
Sources and Uses of Funds
As of August 28, 2009, we had $147.7 million in unrestricted cash. We have generated operating cash flow each fiscal year since our acquisition from Solectron in 2004, including $52.5 million for the fiscal year ended August 28, 2009. Our capital expenditures are relatively modest, at 3% or less of net sales since 2004. The $81.3 million Notes, which, as of October 23, 2009, have a balance of $55.1 million, are not due until April 2012. Given the foregoing, we anticipate that we will meet our working capital needs, and be able to fund our R&D and capital expenditures and service requirements on our debt obligations for at least the next 12 months. Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem debt outstanding under the Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash the Company repurchased and retired $26.2 million of the principal amount of the Notes for $25.0 million or 95.5% of the principal or face amount. As of October 23, 2009, the aggregate principal amount outstanding under the Notes was $55.1 million.
From time to time we may explore additional financing and other means to lower our cost of capital which could include additional share issuance or debt financing and the application of the proceeds there from to repay bank debt or other indebtedness. In addition, in connection with any future acquisitions or internal growth, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that additional funding will be available to us on acceptable terms.
Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities. As of August 28, 2009, our cash and cash equivalents were $147.7 million.
Cash Flows from Operating Activities. Net cash provided by operating activities was $52.5 million, $4.6 million, and $69.7 million for fiscal years 2009, 2008 and 2007, respectively.
Net cash provided by operating activities of $52.5 million for fiscal 2009 was primarily comprised of $22.2 million of net income, net of non-cash related expenses and a $59.9 million decrease in accounts receivable, partially offset by a $27.5 million decrease in accounts payable, accrued expenses and other liabilities, and a $2.1 million net increase in inventories, prepaid expenses and other assets.

Net cash provided by operating activities of $4.6 million for fiscal 2008 was primarily comprised of $46.7 million of net income, net of non-cash related expenses, partially offset by a $36.1 million decrease in accounts payable, accrued expenses and other liabilities, a $4.2 million increase in accounts receivable and a $1.7 million net increase in inventories, prepaid expenses and other assets.
Net cash provided by operating activities of $69.7 million for fiscal 2007 was primarily comprised of $72.4 million of net income, net of non-cash related expenses, an $18.6 million decrease in accounts receivable and a $16.1 million decrease in inventories, prepaid expenses and other assets, partially offset by a $37.4 million decrease in accounts payable, accrued expenses and other liabilities.
Cash Flows from Investing Activities. Net cash used in investing activities was $21.1 million, $33.8 million, and $14.4 million for fiscal years 2009, 2008 and 2007, respectively. Net cash used in investing activities of $21.1 million for fiscal 2009 was principally as a result of purchases of $14.6 million in property and equipment and $6.6 million of contingent consideration payments related to the Adtron earnout. Net cash used in investing activities of $33.8 million for fiscal 2008 was principally as a result of the Adtron acquisition for $20.3 million, net of cash acquired and purchases of $13.3 million in property and equipment. Net cash used in investing activities of $14.4 million for fiscal 2007 was principally as a result of purchases of $14.1 million of property and equipment and a cash deposit of $0.4 million on equipment.
Cash Flows from Financing Activities. Net cash provided by financing activities was $0.6 million, $18 thousand, and $2.2 million for fiscal years 2009, 2008 and 2007, respectively. Net cash provided by financing activities of $0.6 million for fiscal 2009 was primarily due to $0.7 million provided by ordinary share issuances through option exercises, partially offset by $0.1 million used to buyback approximately 45,000 of our ordinary shares under our share repurchase program. Net cash provided by financing activities of $18 thousand for fiscal 2008 was immaterial. Net cash provided by financing activities of $2.2 million for fiscal 2007 was primarily due to $1.9 million provided by ordinary share issuances through option exercises.
Share Repurchase Program
In March 2009, our Board of Directors authorized a share repurchase program of up to $10.0 million of our ordinary shares. In April 2009, we entered into a Rule 10b5-1 trading plan with a broker to repurchase ordinary shares based on pre-defined terms and conditions. Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions. Purchases under this program may be commenced, suspended, or terminated at any time without prior notice. During the third quarter of fiscal 2009, we repurchased approximately forty-five thousand of our ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million. As of August 28, 2009, the remaining balance available for future share repurchases was $9.9 million under our share repurchase program.
Contractual Obligations
Our contractual obligations as of August 28, 2009 are set forth below:

	Payments Due by Period
				After 5
	1 Year	2–3 Years	4–5 Years	Years	Total
	(In millions)

Total debt	$—	$81.3	$—	$—	$81.3
Interest expense in connection with long-term debt and related interest rate swap	6.4	10.2	—	—	16.6
Operating leases	1.6	3.1	1.2	1.0	6.9
Non-cancellable product purchase commitments	2.1	—	—	—	2.1

Total contractual obligations	$10.1	$94.6	$1.2	$1.0	$106.9

In addition to what is included in the table above, as discussed in Note 5 of the Notes to the Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. As of August 28, 2009, we had an accrued liability for unrecognized tax benefits and related interest totaling $0.3 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
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
We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Recent Accounting Pronouncements
See Note 1(v) of our Notes to Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market rate risk includes risk of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Exchange Risks
We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products are denominated primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Some of the sales of our products are denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. In addition, we have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. We do not currently purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt, including the $55.1 million of the Notes outstanding as of October 23, 2009, down from the $81.3 million that was outstanding as of August 28, 2009. In addition, our WF Credit Facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming that we could satisfy the financial covenants required to borrow, which currently appears unlikely during certain periods until it expires on April 30, 2010, and that the WF Credit Facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year. We have entered into an interest rate swap arrangement for the purpose of fixing the interest rate on a portion of our long-term debt for the specified respective interest rate swap period. The interest rate swap is for a notional amount of $40.0 million, bearing 9.97% fixed annual interest rate, and is outstanding through April 28, 2010. There can be no assurance that the outstanding interest rate swap or any other interest rate swaps that we implement will be effective.

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
SMART management assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 28, 2009, the Company’s internal control over financial reporting is effective.
Effectiveness of the Company’s internal control over financial reporting as of August 28, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 52, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of August 28, 2009.
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

Changes in Internal Control Over Financial Reporting
There were no changes in SMART’s internal control over financial reporting during the last quarter of fiscal 2009 that has materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we expect to file on or before December 15, 2009.
We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on our website at www.smartm.com under Corporate Governance.

Item 11.	Executive Compensation
The information required by this item will be set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The following financial statements are filed as part of this report:
(a)(2) Financial Statement Schedules
The following financial statement schedule is filed as part of this report:
Schedules:

Schedule II — Valuation and Qualifying Accounts	84
(a)(3) Exhibits
Please see the Exhibit Index at the end of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:
We have audited the accompanying consolidated balance sheets of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) as of August 28, 2009 and August 29, 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 28, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 28, 2009 and August 29, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 28, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, at the beginning of fiscal year 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 28, 2009 based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 6, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
November 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:
We have audited SMART Modular Technologies (WWH), Inc. and subsidiaries’ (the Company) internal control over financial reporting as of August 28, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, SMART Modular Technologies (WWH), Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 28, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 28, 2009 and August 29, 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 28, 2009 and the related financial statement schedule II, and our report dated November 6, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule II.

/s/ KPMG LLP
Mountain View, California
November 6, 2009

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 28,	August 29,
	2009	2008
	(In thousands,
	except share data)
ASSETS

Current assets:
Cash and cash equivalents	$147,658	$115,994
Accounts receivable, net of allowances of $1,591 and $1,517 as of August 28, 2009 and August 29, 2008, respectively	130,953	193,736
Inventories	63,115	62,430
Prepaid expenses and other current assets	12,628	14,973

Total current assets	354,354	387,133
Property and equipment, net	36,263	39,317
Goodwill	1,061	7,210
Other intangible assets, net	7,475	8,545
Other non-current assets	4,585	4,943

Total assets	$403,738	$447,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$68,928	$93,482
Accrued expenses	16,615	23,942

Total current liabilities	85,543	117,424
Long-term debt	81,250	81,250
Other long-term liabilities	2,120	1,568

Total liabilities	168,913	200,242

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 61,904,788 and 61,361,137 shares issued and outstanding as of August 28, 2009 and August 29, 2008, respectively	10	10
Additional paid-in capital	109,264	100,234
Deferred stock-based compensation	—	(91)
Accumulated other comprehensive income	4,333	14,132
Retained earnings	121,218	132,621

Total shareholders’ equity	234,825	246,906

Total liabilities and shareholders’ equity	$403,738	$447,148

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
	(In thousands, except per share data)

Net sales	$441,317	$670,151	$844,627
Cost of sales (1)	351,478	550,420	695,054

Gross profit	89,839	119,731	149,573

Operating expenses:
Research and development (1)	19,811	20,164	16,383
Selling, general, and administrative (1)	55,505	59,849	59,552
Goodwill impairment	10,416	3,187	—
Restructuring charges	2,810	1,938	—
In-process research and development charge	—	4,400	—

Total operating expenses	88,542	89,538	75,935

Income from operations	1,297	30,193	73,638

Interest expense, net	(6,609)	(5,355)	(7,381)
Other income (expense), net	(520)	2,557	934

Total other expense	(7,129)	(2,798)	(6,447)

Income (loss) before provision for income taxes	(5,832)	27,395	67,191
Provision for income taxes	5,571	18,421	9,458

Net income (loss)	$(11,403)	$8,974	$57,733

Net income (loss) per share, basic	$(0.18)	$0.15	$0.97

Net income (loss) per share, diluted	$(0.18)	$0.14	$0.91

Shares used in computing basic net income (loss) per share	61,699	60,985	59,636

Shares used in computing diluted net income (loss) per share	61,699	63,555	63,782

(1)	Stock-based compensation by category:

Cost of sales	$868	$809	$521
Research and development	2,095	1,746	1,156
Selling, general and administrative	5,512	4,716	3,014
See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

					Accumulated
			Additional	Deferred	Other
	Ordinary Shares		Paid-In	Stock-Based	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Equity	Income (Loss)
Balances as of August 25, 2006	58,430,803	$10	$85,251	$(555)	$272	$65,685	$150,663	$31,681
Stock option exercises	2,233,660	—	1,926	—	—	—	1,926
Stock-based compensation expense	—	—	4,471	220	—	—	4,691
Net changes in unrealized loss on derivative instruments accounted for as cash flow hedges	—	—	—	—	(1)	—	(1)	(1)
Foreign currency translation	—	—	—	—	5,812	—	5,812	5,812
Tax benefit for stock option exercises	—	—	602	—	—	—	602
Net income	—	—	—	—	—	57,733	57,733	57,733

Balances as of August 31, 2007	60,664,463	10	92,250	(335)	6,083	123,418	221,426	63,544
FIN 48 initial adoption adjustment	—	—	—	—	—	229	229
Stock option exercises	696,674	—	934	—	—	—	934
Stock-based compensation expense	—	—	7,027	244	—	—	7,271
Net changes in unrealized loss on derivative instruments accounted for as cash flow hedges	—	—	—	—	(666)	—	(666)	(666)
Foreign currency translation	—	—	—	—	8,715	—	8,715	8,715
Tax benefit for stock option exercises	—	—	23	—	—	—	23
Net income	—	—	—	—	—	8,974	8,974	8,974

Balances as of August 29, 2008	61,361,137	10	100,234	(91)	14,132	132,621	246.906	17,023

Repurchase of ordinary shares	(45,250)	—	(84)	—	—	—	(84)
Stock option exercises	588,901	—	729	—	—	—	729
Stock-based compensation expense	—	—	8,384	91	—	—	8,475
Net changes in unrealized gain on derivative instruments accounted for as cash flow hedges	—	—	—	—	222	—	222	222
Foreign currency translation	—	—	—	—	(10,021)	—	(10,021)	(10,021)
Net loss	—	—	—	—	—	(11,403)	(11,403)	(11,403)

Balances as of August 28, 2009	61,904,788	$10	$109,264	$—	$4,333	$121,218	$234,825	$(21,202)

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	August 28,	August 29,	August 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,403)	$8,974	$57,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,077	12,700	9,031
Stock-based compensation	8,475	7,271	4,691
Changes in allowances for accounts receivable and sales return	74	(1,000)	(75)
Amortization of debt issuance costs	973	800	741
Loss on sale of assets	635	27	—
Write-off of acquired in-process technology	—	4,400	—
Goodwill impairment	10,416	3,187	—
Non-cash restructuring expense	(7)	967	—
Deferred income tax provision	(47)	9,343	270
Changes in operating assets and liabilities:
Accounts receivable	59,942	(4,238)	18,649
Inventories	(3,479)	5,845	3,907
Prepaid expenses and other assets	1,381	(7,587)	12,222
Accounts payable	(23,746)	(36,665)	(35,525)
Accrued expenses and other liabilities	(3,773)	526	(1,908)

Net cash provided by operating activities	52,518	4,550	69,736
Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	—	(20,284)	—
Capital expenditures	(14,609)	(13,313)	(14,059)
Cash deposits on equipment	(362)	(533)	(391)
Proceeds from sale of property and equipment	459	311	—
Payment of contingent consideration	(6,562)	—	—
Other	—	—	3

Net cash used in investing activities	(21,074)	(33,819)	(14,447)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	24	602
Repayment of acquired line of credit	—	(940)	—
Borrowings under revolving line of credit	—	—	110,953
Repayments on revolving line of credit	—	—	(111,271)

Proceeds from issuance of ordinary shares from stock option exercises	729	934	1,926
Payments for share repurchase	(84)	—	—

Net cash provided by financing activities	645	18	2,210

Effect of exchange rate changes on cash and cash equivalents	(425)	1,098	1,028

Net (decrease) increase in cash and cash equivalents	31,664	(28,153)	58,527
Cash and cash equivalents at beginning of period	115,994	144,147	85,620

Cash and cash equivalents at end of period	$147,658	$115,994	$144,147

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$7,264	$8,350	$9,376
Taxes	6,267	9,405	9,999
Non-cash activities information:
Change in fair value of derivative instruments	$342	$933	$963
Accrued earn-out payments for acquisition of business	—	1,500	—
See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 28, 2009, August 29, 2008 and August 31, 2007
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
SMART is headquartered in Newark, California, and has operations in Phoenix, Arizona; Newark, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil.
(b) Basis of Presentation
The accompanying consolidated financial statements as of August 28, 2009 and August 29, 2008 and for the years ended August 28, 2009, August 29, 2008 and August 31, 2007 are comprised of SMART and its subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements. All financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda., is included in the Company’s consolidated financial statements on a one month lag. The effects of the one month lag for the operations of SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. are not significant to the Company’s financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current year presentation.
(c) Acquisition of Business
On March 3, 2008, the Company acquired Adtron Corporation, recently renamed to Smart Modular Technologies (AZ), Inc. The acquisition was an all-cash transaction of approximately $20.3 million plus earn-out payments of up to $15 million to Adtron’s equity holders based on the achievement in calendar year 2008 of certain financial and operational milestones. The preliminary allocation of the purchase price was recorded as $5.7 million of goodwill, $13.5 million of identifiable intangible assets and $1.1 million of net assets. In connection with this acquisition, the Company recorded an expense of $4.4 million during fiscal 2008 for the write-off of acquired in-process research and development (“IPR&D”) projects. The purchase price allocated to acquired IPR&D was determined through established valuation techniques and was immediately expensed because technological feasibility had not been established and no further alternative use existed. During fiscal 2009, the Company paid $6.6 million additional purchase price to recognize the achievement of a portion of the earn-out. The total value of the goodwill recorded in connection with this acquisition, including the $6.6 million earn-out is approximately $11.5 million, of which $10.4 million was impaired in fiscal 2009. The results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the Company’s Consolidated Financial Statements from the date of the acquisition.
(d) Year-End
The Company uses a 52 to 53 week fiscal year ending on the last Friday in August. Fiscal 2009, 2008 and 2007 ended on August 28, 2009, August 29, 2008, and August 31, 2007, respectively, and included 52, 52 and 53 weeks, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In addition, the Company has certain service revenue with select customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent with no associated direct cost of sales) in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company provides procurement, logistics, inventory management, kitting or packaging services for these customers. Under some service arrangements, the Company may retain inventory risk. All inventory held under service arrangements is included in the inventory reported on the consolidated balance sheet. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided net of the direct costs incurred. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for service transactions totaled approximately $662 million, $917 million and $1,136 million for the years ended August 28, 2009, August 29, 2008 and August 31, 2007, respectively.
The following is a summary of our net sales and gross billings:

	Fiscal Year Ended
	August 28,	August 29,	August 31,
	2009	2008	2007

Product net sales	$404,474	$628,791	$794,397
Service revenue	36,843	41,360	50,230

Net sales	441,317	670,151	844,627
Plus: Cost of sales (1)	625,635	875,839	1,085,715

Gross billings to customers	$1,066,952	$1,545,990	$1,930,342

(1)	Represents cost of sales associated with service revenue reported on a net basis.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(g) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and deposits with banks. The Company does not have investments in variable rate demand notes, auction rate securities and other asset backed securities.
(h) Allowance for Doubtful Accounts
The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due and, thereby, reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.
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
(j) Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below:

Asset	Period
Buildings	20 to 50 years
Manufacturing equipment	3 to 5 years
Office furniture, software, computers, and equipment	2 to 5 years
Leasehold improvements	2 to 52 years
(k) Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment test of its two reporting units (Memory, Display & Embedded reporting unit and Adtron reporting unit) annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred.
Based on the deteriorating macroeconomic conditions, the Company’s business outlook and significant erosion of its market capitalization during fiscal 2009 and 2008, the Company conducted interim impairment test of goodwill during fiscal 2009, pursuant to SFAS 142, to determine whether and to what extent goodwill may have been impaired. The initial step of this analysis was to determine the estimated fair value of the Company, which was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at the end of the first and second quarter of fiscal 2009. This result necessitated an analysis to determine whether the carrying amount of goodwill on the balance sheets of the Adtron reporting unit exceeded the implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Adtron reporting unit was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if this reporting unit had been acquired in a business combination with the estimated fair value of the Adtron reporting unit representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor were any additional unrecognized identifiable intangible assets recorded as part of this process.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on the analysis, management determined that the implied fair value of goodwill recorded on the balance sheet of its Adtron reporting unit was below the carrying value, resulting in a goodwill impairment charge of $7.2 million and $3.2 million in the first and second quarters of fiscal 2009, respectively. Goodwill of $1.1 million was recorded in the third quarter of fiscal 2009 due to payments of contingent consideration; this was found not to be impaired as of August 28, 2009.
Presented below are the changes in the Company’s goodwill by reporting unit (in thousands), for the year ended August 28, 2009 (in thousands):

	August 29,			August 28,
	2008	Addition	Impairment	2009
Reporting unit:
Memory, Display & Embedded	$—	$—	$—	$—
Adtron	7,210	4,267	(10,416)	1,061

Total Goodwill	$7,210	$4,267	$(10,416)	$1,061

(l) Other Intangible Assets, net
The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of August 28, 2009 (in thousands):

	Weighted	Value at		Carrying Value
	Avg. Life	Date of	Accumulated	at August 28,
	(years)	Acquisition	Amortization	2009
Amortized intangible assets:
Customer relationships	10	$3,700	$555	$3,145
Technology	7	2,800	600	2,200
Company trade name	20	2,040	153	1,887
Leasehold interest	3	260	122	138
Non-compete agreement	2	220	165	55
Product names	9	60	10	50

Total	11	$9,080	$1,605	$7,475

Amortization expense related to identifiable intangible assets totaled approximately $1.1 million, $0.5 million, and $0.0 million for fiscal years 2009, 2008, and 2007, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.
Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:	Amount
2010	$1,015
2011	936
2012	879
2013	879
2014	879
Thereafter	2,887

Total	$7,475

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(m) Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, long-lived assets, excluding goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less cost of disposal. Based on the deteriorating macroeconomic conditions, the Company’s business outlook and significant erosion of its market capitalization during fiscal 2009, the Company conducted an impairment test of its intangible and other long-lived assets as of August 28, 2009 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and found no impairment of intangible and other long-lived assets.
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
In fiscal years 2009 and 2008, the Company recorded ($0.9) million and $2.4 million, respectively, of transaction gains (losses) primarily related to its Brazil operating subsidiary. In fiscal year 2007, the effects of such re-measurement adjustments on the Company’s results of operations were not material.
(p) Stock-Based Compensation
The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of August 28, 2009, there were 10,903,927 ordinary shares reserved for issuance under this plan, of which 2,039,372 ordinary shares represents the number of shares available for grant.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock-based compensation expense amounted to approximately $8.5 million, $7.3 million, and $4.7 million for fiscal 2009, 2008, and 2007, respectively.
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

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Stock options:
Expected term (years)	5.2	5.1	6.25
Expected volatility	69%	51%	68%
Risk-free interest rate	2.26%	3.56%	4.61%
Expected dividends	—	—	—
A summary of option activity as of and for years ended August 28, 2009, August 29, 2008, and August 31, 2007 is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding at August 25, 2006	6,791	$1.68
Options granted	2,036	10.80
Options exercised	(2,234)	0.86
Options forfeited	(234)	5.56

Options outstanding at August 31, 2007	6,359	$4.75	7.9	$40,521

Options exercisable at August 31, 2007	2,565	$2.42	7.4	$21,893

Options vested and expected to vest at August 31, 2007	6,138	$4.63	7.9	$39,810

Options outstanding at August 31, 2007	6,359	$4.75
Options granted	3,490	7.01
Options exercised	(697)	1.34
Options forfeited	(694)	7.75

Options outstanding at August 29, 2008	8,458	$5.72	7.8	$6,584

Options exercisable at August 29, 2008	4,131	$3.80	3.4	$6,327

Options vested and expected to vest at August 29, 2008	8,064	$5.62	7.8	$6,575

Options outstanding at August 29, 2008	8,458	$5.72
Options granted	2,361	2.84
Options exercised	(589)	1.24
Options forfeited	(1,434)	7.29

Options outstanding at August 28, 2009	8,796	$4.99	7.3	$9,734

Options exercisable at August 28, 2009	5,058	$4.68	6.4	$7,654

Options vested and expected to vest at August 28, 2009	8,507	$5.01	7.2	$9,516

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Black-Scholes weighted average fair value of options granted during the fiscal years ended August 28, 2009, August 29, 2008 and August 31, 2007 were $1.42, $3.39, and $7.46 per option, respectively. The total intrinsic value of employee stock options exercised during the fiscal years ended August 28, 2009, August 29, 2008 and August 31, 2007 were approximately $0.6 million, $4.3 million, and $25.6 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
Total stock-based compensation expense recognized for fiscal years ended August 28, 2009, August 29, 2008 and August 31, 2007 were approximately $8.5 million, $7.3 million, and $4.7 million, respectively. Included in the $8.5 million total expense for fiscal 2009 is a one-time cumulative adjustment of $1.7 million recorded in the fourth quarter of fiscal 2009 relating to an upgrade of our third-party stock plan administration software which resulted in a change in the computation of our stock compensation expense. Specifically, we discovered a computational error in the timing of forfeiture adjustments, which resulted in our stock compensation expense being understated for the past three years. See Note 1(u).
A summary of the status of the Company’s non-vested stock options as of August 28, 2009, and changes during the fiscal year ended August 28, 2009, is presented below (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at August 29, 2008	4,327	$4.38
Non-vested stock options granted	2,361	$1.49
Vested stock options	(1,516)	$3.44
Forfeited stock options	(1,434)	$4.32

Non-vested stock options at August 28, 2009	3,738	$2.87

As of August 28, 2009, there was approximately $12.2 million of total unrecognized compensation costs related to employee and independent director stock options. Such cost is expected to be recognized over the weighted average period of 2.6 years. The total fair value of shares vested during the year ended August 28, 2009 was approximately $5.3 million.
Restricted Stock Units (RSUs)
The Company’s equity incentive plan also provides for grants of RSUs, and, beginning with the first quarter of fiscal 2009, the Company began issuing performance-based and timed-based RSUs.
Performance-based RSUs are granted upon the Company’s achievement of certain predetermined financial goals and satisfaction of the one year service period. The Company assesses the likelihood of such performance goals being achieved and recognizes related stock-based compensation cost for each reporting period. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance goals. If such performance goals are not met or are not expected to be met, then no compensation cost is recognized and any previously recognized compensation expense is reversed. As of August 28, 2009, since performance goals are not expected to be met, there was no stock-based compensation expense related to the performance-based RSUs for the fiscal year ended August 28, 2009.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depending on the terms of each RSU agreement, generally, time-based RSUs vest over a one year period and are subject to the employee’s continuing service to the Company, the cost of each RSU is determined using the fair value of the Company’s ordinary shares on the date of grant. The weighted average grant date fair value of the 5,000 time-based RSUs granted during the three months ended November 28, 2008 was $2.84 per RSU, and the weighted average grant date fair value of the 63,560 time-based RSUs granted during the three months ended August 28, 2009 was $2.95 per RSU. As of August 28, 2009, there were 68,560 non-vested time-based RSUs outstanding and the associated stock-based compensation expense for the fiscal year ended August 28, 2009 amounted to approximately $29 thousand. There was no stock-based compensation expense related to time-based RSUs in fiscal 2008.
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
(r) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. generally accepted accounting principles are excluded from net income (loss). For the Company, comprehensive income (loss) generally consists of foreign currency translation adjustments, and changes in unrealized gains or losses on derivative financial instruments accounted for as cash flow hedges.
(s) Concentration of Credit Risk
The Company’s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable reflect a concentration of activity with two customers (see note 13). The Company does not require collateral or other security to support accounts receivables. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.
(t) Net Income (Loss) Per Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Numerator:
Net income (loss)	$(11,403)	$8,974	$57,733
Denominator:
Weighted average ordinary shares	61,699	60,985	59,636
Effect of dilutive ordinary shares:
Stock options	—	2,570	4,146

Weighted average ordinary shares, diluted	61,699	63,555	63,782

Net income (loss) per ordinary share, basic	$(0.18)	$0.15	$0.97

Net income (loss) per ordinary share, diluted	$(0.18)	$0.14	$0.91

The Company excluded 7,446,435, 4,687,062, and 1,975,615 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per ordinary share for the years ended August 28, 2009, August 29, 2008, and August 31, 2007 respectively, as the effect of their inclusion would have been anti-dilutive.
(u) Correction of an Out of Period Error
In connection with an upgrade of the third party software used for stock option accounting implemented during the fourth quarter of fiscal 2009, the Company discovered a computational error in stock-based compensation expense. Specifically, the prior version of this software had calculated stock-based compensation expense by inappropriately applying forfeiture rates over the vesting periods of the stock option awards. This error affected the timing of forfeiture adjustments in the determination of stock compensation expense, resulting in the recognition of lower stock compensation expense over the vesting period of an award. As a result of this error, for the reporting period from fiscal 2007 through the third quarter of fiscal 2009, the Company’s stock compensation expense was understated by a cumulative total of $1.7 million. Management has reviewed the impact of this error and concluded that its impact on the Company’s consolidated financial statements of current and prior reporting periods is immaterial. To correct the error, the Company recorded a one-time cumulative charge of $1.7 million in the fourth quarter of fiscal 2009, of which $0.5 million, $0.4 million and $0.8 million related to understated expense in fiscal 2007, fiscal 2008 and the nine months ended May 29, 2009, respectively, as follows:

	Fiscal Year		Nine Months
	Ended		Ended
	August 31,	August 29,	May 29,
Additional stock compensation expense	2007	2008	2009	Total

Cost of sales	$25,450	$52,295	$91,504	$169,249
Research and development	136,001	97,366	199,899	433,266
Selling, general and administrative	296,282	305,370	531,611	1,133,263

Total charge	$457,733	$455,031	$823,014	$1,735,778

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(w) New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 became effective for the Company beginning in the first quarter of fiscal 2009. The Company has elected the option not to measure eligible financial instruments at fair value allowable under SFAS 159. This election did not have a material impact on its financial position or results of operations.
In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. EITF 07-3 has been applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations and financial condition.
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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3, and does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.
In November 2008, the FASB issued EITF No. 08-01, “Revenue Arrangements with Multiple Deliverables. ” EITF 08-01 replaces EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and enhances the disclosure requirements for separating disclosing information related to individually significant arrangements and disclosing the qualitative and quantitative information on an aggregate basis. This new guidance applies prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the requirements of EITF No. 08-01 and does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.
In April 2009, the FASB issued three related FSP: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for us beginning in the fourth quarter of fiscal 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting these Staff Positions, but does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 will be effective in our fourth quarter of fiscal 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009. The Company expects to adopt SFAS No. 168 for the first quarter of fiscal year of 2010, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (EITF 09-3). EITF 09-03 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non- software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of EITF 09-3 on its consolidated financial statements, but does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.
(2) Related Party Information
In April 2004, the Company entered into advisory service agreements with entities affiliated with each of TPG, Francisco Partners, and Shah Capital Partners (members of Modular, L.L.C., the Company’s then majority shareholder) pursuant to which each advisor may provide financial advisory and consulting services to the Company. The Company did not incur any fees under these advisory service agreements in fiscal 2009, 2008 or 2007.
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
During fiscal years 2009, 2008 and 2007, some of the Company’s manufacturing vendors were affiliated with a former officer of the Company. Total payments to such vendors were $6.3 million, $10.9 million and $6.0 million for fiscal 2009, 2008 and 2007, respectively. As of August 28, 2009 and August 29, 2008, amounts due to these vendors were $0.1 million and $0.6 million, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) Inventories
Inventories consisted of the following (in thousands):

	August 28, 2009	August 29, 2008
Raw materials	$20,207	$28,122
Work in process	4,716	4,899
Finished goods	38,192	29,409

	$63,115	$62,430

(4) Net Property and Equipment
Property and equipment consisted of the following (in thousands):

	August 28, 2009	August 29, 2008
Buildings	$539	$622
Office furniture, software, computers, and equipment	5,409	5,156
Manufacturing equipment	56,926	55,727
Leasehold improvements	16,893	13,410

	79,767	74,915
Less accumulated depreciation and amortization	43,504	35,598

Net property and equipment	$36,263	$39,317

Depreciation and amortization expense was approximately $12.0 million, $12.2 million and $9.0 million for the years ended August 28, 2009, August 29, 2008 and August 31, 2007, respectively.
(5) Income Taxes
Consolidated income (loss) before taxes for all periods presented consisted of the following (in thousands):

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
U.S.	$(28,915)	$(19,017)	$6,830
Non-U.S.	23,083	46,412	60,361

Total	$(5,832)	$27,395	$67,191

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of income tax expense (benefit) for the years ended August 28, 2009, August 29, 2008, and August 31, 2007, are as follows (in thousands):

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Current:
Federal	$(21)	$(102)	$(340)
State	93	56	293
Foreign	5,546	9,124	9,235

	5,618	9,078	9,188

Deferred:
Federal and state	—	9,630	699
Foreign	(47)	(287)	(429)

	(47)	9,343	270

	$5,571	$18,421	$9,458

The effective income tax rate (expressed as a percentage of income before income taxes) varied from the U.S. statutory income tax rate for the years ended August 28, 2009, August 29, 2008, and August 31, 2007, as a result of the following items:

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Statutory tax rate	(35.0%)	35.0%	35.0%
Foreign income taxes at different rates	4.9	(17.2)	(12.1)
State income tax, net of federal tax benefit	1.6	—	0.8
Tax holiday — Malaysia	(45.1)	(10.7)	(5.6)
Change in valuation allowance	168.4	54.2	(3.6)
Non-deductible in process research and development	—	5.6	—
Other, net	0.8	0.3	—

	95.6%	67.2%	14.5%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 28, 2009 and August 29, 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accruals and allowances	$2,663	$3,407
Stock-based compensation	6,337	4,269
Credits carryover	2,237	1,434
Property and equipment	115	—
Net operating loss carryover	20,572	20,305

Deferred tax assets	31,924	29,415
Valuation allowance	(28,358)	(25,221)

Net deferred tax assets	3,566	4,194

Deferred tax liabilities:
Property and equipment	—	(165)
Purchase accounting intangibles	(2,915)	(3,333)

Deferred tax assets:
Deferred tax liabilities	(2,915)	(3,498)

Net deferred tax assets	$651	$696

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of August 28, 2009, the Company classified approximately $0.2 million of current deferred tax assets in other current assets and $0.5 million of non-current deferred tax assets in other non-current assets, respectively, on the accompanying consolidated balance sheets.
As of August 28, 2009, the Company had U.S. (Federal) and California (State) net operating loss carryforwards of approximately $68.6 million and $43.8 million, respectively. The federal net operating loss carryovers will expire in 2011 through 2029 and the California net operating loss carryovers will expire in 2015 through 2022, in varying amounts, if not utilized. Some of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, for U.S. and California tax purposes.
For the year ended August 28, 2009, the Company recorded no tax benefit to additional paid in capital for excess tax deductions attributable to share-based payments that reduce taxes payable.
Pursuant to footnote 82 of SFAS No. 123R, Share-Based Payment, the additional tax benefit from excess tax deductions attributable to share based payments resulted in $24.1 million of federal net operating loss carryovers and $15.7 million of California net operating loss carryovers that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable. The Company follows the ordering rules, which assume that stock option deductions are the last item to be considered in calculating taxes.
As of August 28, 2009, the Company has consolidated net deferred tax assets of approximately $0.7 million. The valuation allowance on deferred tax assets increased $3.1 million from $25.3 million as of August 29, 2008 to $28.4 million as of August 28, 2009. The valuation allowance as of August 28, 2009 and August 29, 2008 primarily relates to U.S. deferred tax assets. At May 31, 2008 and at August 29, 2008, the Company’s management did not believe that the deferred tax assets from U.S. operations were realizable by considering future taxable income based on cumulative U.S. losses for the most recent three years of the Company. Accordingly, during the third quarter of the fiscal year ending August 29, 2008, the Company recorded approximately $9.6 million deferred tax expense to increase the valuation allowance to a full valuation allowance on U.S. deferred tax assets. As of August 28, 2009 and August 29, 2008, the Company continues to record a full valuation allowance on U.S. net deferred tax assets.
Provision has been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The Company has not provided deferred income taxes on approximately $115.2 million of undistributed earnings from certain foreign operations as of August 28, 2009 because such earnings are intended to be reinvested indefinitely. Of the $115.2 million of undistributed earnings, approximately $12.1 million would be included in U.S. taxable income of the Company, which would be offset, in whole or in part, by foreign tax credits. The remainder of undistributed earnings of approximately $103.1 million would not be includable in U.S. taxable income, but would incur an insignificant amount of foreign country withholding taxes.
The tax holiday (Pioneer Status) for the Company’s Malaysian operations has been renewed through May 31, 2014. The Company was also granted a tax holiday (International Procurement Company) for its Malaysian operations, effective for 10 years beginning April 30, 2004, subject to certain conditions. In addition, the Company was granted a continuing tax holiday for certain manufacturing operations in Puerto Rico, subject to certain conditions. The net impact of these tax holidays in Malaysia and Puerto Rico was to decrease income tax expense by approximately $3.1 million in fiscal 2009, approximately $8.6 million in fiscal 2008, and approximately $11.5 million in fiscal 2007.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
While the holiday is for a ten year period, the Company must comply with certain conditions during the initial five years. On May 29, 2009, the Company submitted an application with supporting documentation as required under the terms of the holiday. Subsequent to the filing, the Company started discussions on its compliance with the conditions and is currently in discussion on the specific requirements of one condition. The Company has concluded that it is a widely known administrative practice with the Ministry of Finance and Ministry of Trade and Industry to resolve such matters and expects the Malaysian government to continue the holiday thru May 31, 2014 as originally granted.
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
The total liability for gross unrecognized tax benefits included in the Company’s Consolidated Balance Sheet as of August 30, 2008 was approximately $0.3 million. There was no net change in the liability for gross unrecognized tax benefits during the current year. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Amount
Balance as of August 30, 2008	$0.3
Increase in unrecognized tax benefits related to prior year tax positions	—
Decreases in unrecognized tax benefits related to prior year tax positions	—
Increase in unrecognized tax benefits related to current year tax positions	0.2
Decrease in unrecognized tax benefits related to settlements with tax authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statue of limitations	(0.2)

Balance as of August 28, 2009	$0.3

As of August 28, 2009, the total amount of unrecognized tax benefits, included in other long-term liabilities on the accompanying consolidated balance sheet, was approximately $0.3 million, which would impact the effective tax rate if recognized. The Company records interest and penalties on unrecognized tax benefits as income tax expense. As of August 28, 2009, the Company expects no significant changes in the total unrecognized tax benefits within the next 12 months.
The Company’s U.S. subsidiaries file Federal and state income/franchise tax returns in the U.S. The tax periods ended August 2006 through August 2009 remain open to U.S. federal income tax examination. In addition, any prior year that generated a net operating loss (NOL) carry forward available for use in taxable periods ending on or after August 2006 remains open to U.S. Federal income tax examination. Generally, in the major state jurisdictions, the tax periods ended August 2005 through August 2009 remain open to state income tax examination.
The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions, including Malaysia, Brazil, Puerto Rico, Korea, and the United Kingdom. The years that are open for examination by tax authorities of the international subsidiaries vary by country. The earliest year open for examination of any international subsidiary is the year ended August 2003 for the subsidiary in Malaysia.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Accrued Expenses
Accrued expenses consisted of (in thousands):

	August 28, 2009	August 29, 2008
Accrued employee compensation	$6,158	$8,251
Income taxes payable	87	824
Accrued warranty	694	765
Other accrued liabilities	9,676	14,102

Total	$16,615	$23,942

(7) Long Term Debt
Senior Secured Floating Rate Notes
On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the Securities and Exchange Commission to suspend the Company’s remaining reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments.
The Company incurred approximately $4.9 million in related debt issuance costs, which are included in other non-current assets in the accompanying consolidated balance sheets. Debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.
As of August 28, 2009, the aggregate principal amount outstanding under the Notes was $81.3 million. See Note 16 regarding the repurchase and retirement of $26.2 million of the Notes.
Senior Secured Revolving Line of Credit
The Company had a revolving loan and security agreement (the “Loan and Security Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), and other lenders that allowed the Company to borrow up to $100 million. Contemporaneous with the closing of the Offering of the 144A Notes, the Company amended and restated the Loan and Security Agreement with its lenders, providing for a new senior secured credit facility in the amount of $35 million with the Company and other parties named therein as obligors, and SMART Modular Technologies, Inc., Smart Modular Technologies (Europe) Limited, and Smart Modular Technologies (Puerto Rico) Inc. as borrowers, (the “Foothill Credit Facility”). On April 30, 2007, the Foothill Credit Facility was further amended (as amended, the “First WF Credit Facility”) to (i) increase the amount available for borrowing by $15 million, from $35 million to $50 million ($30 million of which may be in the form of letters of credit), (ii) reduce the number of, and makes less restrictive, certain financial covenants, (iii) extend the maturity date to April 30, 2010, from March 28, 2009, and (iv) establish Wells Fargo Bank, National Association, as successor to WFF. The First WF Credit Facility contains customary covenants and events of default usual for commercial lending credit facilities, which did not change materially as a result of the amendment.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the First WF Credit Facility, the Company incurred approximately $0.5 million in debt issuance costs, which are included in other non-current assets in the accompanying consolidated balance sheets. Debt issuance costs related to the First WF Credit Facility, together with the unamortized debt issuance costs related to the Foothill Credit Facility of approximately $0.5 million, are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over three years, which represents the term of the First WF Credit Facility.
On November 26, 2008, the First WF Credit Facility was amended to, among other things, (i) decrease the amount available for borrowing by $15 million, from $50 million to $35 million (of which $10 million instead of $30 million may be in the form of letters of credit), (ii) modify the calculation and levels of certain financial covenants, (iii) modify the fees payable, (iv) modify the calculation of, and increase, the interest rates applicable to loans and other amounts outstanding, (v) further limit Restricted Payments as defined therein, and (vi) limit voluntary repayment and/or retirement of subordinated debt issued by the Company. The amended financial covenants required that the borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin, as defined in the First WF Credit Facility, were increased to 2% and 3%, respectively.
On August 14, 2009, the First WF Credit Facility was again amended by the Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”: the First WF Credit Facility as amended by the Second Amended and Restated Loan and Security Agreement and the Second Amendment, is referred to as the “WF Credit Facility.”). As a result of the Second Amendment, the borrowers are no longer required to comply with certain financial covenants unless there are borrowings outstanding. The Company has not borrowed under the WF Credit Facility since November 2007 and had no borrowings outstanding as of August 28, 2009. While the Company expects to be able to satisfy the financial covenants required to borrow funds under the WF Credit Facility at certain times during its remaining term, they may not meet the financial covenants during all periods before it expires on April 30, 2010 and therefore may not be able to borrow funds if and when they need the funds in the future.
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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for our assets and liabilities measured on a recurring basis (in millions) as of August 28, 2009:

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs
	Assets or	Corroborated by
	Liabilities	Market Data
	Level 1	Level 2	Total
Assets: (1)
Money market funds (2)	$79.2	$—	$79.2
Certificates of deposit (2)	24.0	—	24.0
Liabilities:
Non-current variable-to-fixed interest rate swap	—	(1.3)	(1.3)

Total (3)	$103.2	$(1.3)	$101.9

(1)	There were no assets or liabilities measured under Level 3 that had unobservable inputs.

(2)	Included in cash and cash equivalents on the Company’s Consolidated Balance Sheet.

(3)	The total in Level 1 does not include $44.5 million of cash balances from checking and savings accounts.
Derivative Instruments
The Company has previously entered into two interest swap agreements (the Swaps), one of which has expired and one of which is outstanding on August 28, 2009. The expired Swap, which expired on April 1, 2008, was for a $41.3 million notional amount. Under its terms, the Company paid a fixed interest rate of 9.78%. The outstanding Swap is for a $40.0 million notional amount, and has an expiration date of April 28, 2010. Under its terms, the Company pays a fixed rate of 9.97%. The Company entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company receives interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swaps essentially replaced the variable interest rate on $81.3 million of the Notes with fixed interest rates through the respective expiration dates. The remaining swap is accounted for as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
The total fair value of the outstanding derivative instrument referred to above was a liability of approximately $1.3 million and $1.0 million as of August 28, 2009 and August 29, 2008, respectively.
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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes options outstanding as of August 28, 2009 (shares in thousands):

Options Outstanding				Options Vested
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of Exercise	Options	Contractual Life	Average Exercise		Average Exercise
Prices	Outstanding	(Years)	Price	Shares Vested	Price
$0.17	1,624	4.82	$0.17	1,624	$0.17
$0.93 – $2.72	563	6.87	$1.60	389	$1.50
$2.84	1,592	9.03	$2.84	369	$2.84
$2.95 – $4.92	924	7.82	$4.11	459	$4.69
$5.85 – $7.28	989	7.33	$6.52	330	$6,63
$7.5	1,336	8.08	$7.50	613	$7.50
$7.84 – $9.39	417	6.64	$8.64	316	$8.60
$9.97	1,036	7.07	$9.97	748	$9.97
$11.35 – $14.96	306	7.57	$12.60	203	$12.76
$15.01	8	7.80	$15.01	4	$15.01

$0.17 – 15.01	8,796	7.26	$4.99	5,058	$4.68
(b) Savings and Retirement Program
The Company offers a 401(k) Plan which provides for tax deferred salary deductions for eligible employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the years ended August 28, 2009, August 29, 2008, and August 31, 2007 were approximately $0.7 million, $1.0 million, and $0.9 million respectively. As part of a cost-cutting initiative in fiscal 2009, the Company suspended the matching contributions in April 2009.
(10) Commitments and Contingencies
(a) Commitments
In March 2009, the Company entered into a seven year operating lease with Newark Eureka Industrial Capital LLC to lease approximately 79,500 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space to serve as its new corporate headquarters.
Rent expense for the years ended August 28, 2009, August 29, 2008 and August 31, 2007 was approximately $2.5 million, $2.9 million and $2.3 million, respectively. As of August 28, 2009, the Company also has commitments under operating leases for other facilities and equipment.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum lease payments under all leases are as follows (in thousands):

Year Ending August
2010	$1,614
2011	1,670
2012	1,398
2013	660
2014	525
2015 and thereafter	1,049

$6,916

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
The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Beginning accrued warranty reserve	$765	$722	$505
Warranty claims	(1,046)	(1,208)	(1,361)
Provision for product warranties	975	1,251	1,578

Ending accrued warranty reserve	$694	$765	$722

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(d) Commitments
Adtron Earn-Out Consideration
As part of the purchase of Adtron Corporation on March 3, 2008, the Company agreed to pay earn-out consideration of up to $15.0 million to the sellers if the Adtron segment achieved two financial goals and one operational goal by December 31, 2008. In December 2008, the Company paid $1.5 million for an operational goal that was achieved. In the second quarter of fiscal 2009, the Company provided to the sellers a good faith calculation of the remaining earn-out consideration that would be potentially payable. Based on such calculation, we recorded $4.0 million in the second quarter of fiscal 2009. Of the $4.0 million accrued, the effect of which increased the purchase price, the Company recorded $3.2 million of goodwill which was found to be impaired and the remaining $0.8 million to general and administrative expenses in the consolidated statement of operations for the nine months ended May 29, 2009. In the third quarter of fiscal 2009, the Company reached an agreement with the sellers to resolve the remaining earn-out consideration for an additional $1.1 million which the Company recorded as goodwill and paid the sellers a total of $5.1 million in May 2009. No additional earn-out contingent consideration remains in connection with the Adtron acquisition.
(e) Contingencies
During its third quarter of fiscal 2007, the Company identified certain discrepancies in the invoicing of certain products that it sold in the Brazilian market in fiscal 2006. Some of the Company’s imported products were invoiced in a manner that may have left customers with the impression that they were manufactured in Brazil, rather than imported, and therefore potentially impacted the customers’ eligibility for tax incentives. The Company assessed the impact arising from these discrepancies and noted that the customers had access to other information to determine the origin of the products and may not have relied on the information contained in the invoices for computing their tax liability. Also, the revenues related to these invoices were not material to the Company’s operations. Therefore, the Company believes that the likelihood of any liability arising from these discrepancies in the invoices is remote and as such, is not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.
During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company that certain tax credits, for state value added taxes, transferred during 2004 between two Brazilian entities may not have represented an authorized transfer. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004. A notice was received from the Sao Paulo, Brazil Tax Authorities (Delegacia Tributaria de Julgamento) by SMART on October 3, 2008 providing an assessment for interest and penalties, related to the transfer of these credits. SMART has notified Solectron and its parent company, Flextronics International Ltd. (Flextronics) of this assessment, and under the terms of the Transaction Agreement, Flextronics has elected to assume responsibility for the appeals process for this case on SMART’s behalf. The San Paolo, Brazil Tax Authorities rejected the appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Tax Administrative Court (Tribunal de Impostos e Taxas), which appeal is still pending judgment. On October 23, 2009, there was a hearing before the Brazilian Tax Court with jurisdiction over this case, but no decision was issued. As of August 28, 2009 the Company carries both a tax liability and a corresponding indemnity receivable for approximately $3.5 million (or 6.5 million BRL). The Company believes that the likelihood of any material loss arising from this matter is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows for any periods impacted.
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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the fourth quarter of fiscal 2008, the Company initiated a restructuring plan (“the FY08 Plan”) to reduce operating expenses and improve cash flows by consolidating certain operations in Asia and the Caribbean. The intent of the plan was to decrease the Company’s cost structure through workforce reductions and facility and resource consolidation. Costs resulting from the restructuring plan include severance payments, severance-related benefits, lease costs associated with the closure of our Dominican Republic facility, charges for assets written off and other costs. These costs relate to the Memory, Display & Embedded segment. All other exit costs related to the FY08 Plan have been paid as of August 28, 2009.
During the second quarter of fiscal 2009, the Company initiated another restructuring plan (“the FY09 Plan”) to reduce further its global workforce in order to improve the Company’s cost structure in the continued uncertain economic environment. In an effort to reduce cost in the third quarter of fiscal 2009, the Company initiated a third restructuring plan to reduce its global workforce, which plan is now included in the FY09 Plan. The FY09 Plan includes charges consisting primarily of severance payments and other employee-related payments. All severance payments and severance-related benefits related to the FY09 Plan accrued as of August 28, 2009 are expected to be paid by the first quarter of fiscal 2010. Total restructuring costs accrued as of August 28, 2009 were approximately $10 thousand and are recorded in accrued expenses in the consolidated balance sheets.
The following table summarizes the restructuring accrual activity for the years ended August 28, 2009 and August 29, 2008 (in thousands):

	Severance and	Assets/Facility
	Benefits	Related	Other	Total
Provision	$712	$966	$260	$1,938
Non-cash charges	—	(966)	—	(966)
Cash payment	(140)	—	(2)	(142)

Accrual as of August 28, 2008	572	—	258	830
Provision	2,260	179	371	2,810
Non-cash charges	—	—	(7)	(7)
Cash payment	(2,822)	(179)	(622)	(3,623)

Accrual as of August 28, 2009	$10	$—	$—	$10

Total restructuring costs accrued as of August 28, 2009 and August 29, 2008 were approximately $10 thousand and $0.8 million, respectively, and are recorded in accrued expenses in the consolidated balance sheets. There were no restructuring activities in fiscal 2007.
(12) Segment Information and Geographic Information
With the acquisition of Adtron in fiscal 2008, based on information regularly reviewed by the chief operating decision maker to evaluate Adtron’s performance and to allocate resources to Adtron, the Company revised its segment reporting to include Adtron as a separate segment. Since the acquisition, the Company operates in two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present summarized information by segment or geographic area:
Property and equipment, net, and certain results of operations by segment (in thousands):

	Year Ended
	August 28, 2009	August 29, 2008
Property and equipment, net:
Memory, Display & Embedded	$35,752	$38,772
Adtron	511	545

Total property and equipment, net	$36,263	$39,317

	Memory,
	Display &
	Embedded	Adtron(1)	Total
Year Ended August 28, 2009:
Net sales	$426,445	$14,872	$441,317
Gross profit	82,540	7,299	89,839
Depreciation and amortization	11,896	1,181	13,077
Income (loss) from operations	14,682	(13,385)	1,297
Year Ended August 29, 2008:
Net sales	$662,781	$7,370	$670,151
Gross profit	116,589	3,142	119,731
Depreciation and amortization	12,113	587	12,700
Income (loss) from operations	36,365	(6,172)	30,193
Year Ended August 31, 2007 (2):
Net sales	$844,627	$—	$844,627
Gross profit	149,573	—	149,573
Depreciation and amortization	9,031	—	9,031
Income from operations	73,638	—	73,638

(1)
Adtron was acquired in March 2008. The results of Adtron are for periods post acquisition. In fiscal 2009, loss from operations includes goodwill impairment charges of $10.4 million. In fiscal 2008, loss from operations includes In-process research and development charge of $4.4 million.

(2)	In fiscal year 2007, we had one segment.
Net sales and property and equipment, net, by geographic area (in thousands):

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Geographic net sales:
U.S.A.	$190,306	$367,502	$521,961
Other North and Latin America	125,803	134,955	153,617
Europe	42,693	67,266	56,090
Asia	82,515	100,428	112,959

	$441,317	$670,151	$844,627

	August 28, 2009	August 29, 2008
Property and equipment, net:
U.S.A.	$7,724	$6,679
Other North and Latin America	22,654	28,492
Europe	40	59
Asia	5,845	4,087

	$36,263	$39,317

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year Ended
	August 28, 2009		August 29, 2008		August 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Customer A	$122,665	28%	$259,639	39%	$394,202	47%
Customer B	$59,258	13%	$83,710	12%	$107,739	13%
Customer C	$41,571	9%	$39,067	6%	$48,954	6%
As of August 28, 2009, approximately 27%, 27% and 26% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 29, 2008, approximately 32%, 19% and 28% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
(14) Other Income (Loss), Net
The following table provides the detail of other income (loss), net as follows (in thousands):

	Year Ended
	August 28, 2009	August 29, 2008	August 31, 2007
Foreign currency gains (losses)	$(868)	$2,415	$922
Other	348	142	12

Total	$(520)	$2,557	$934

(15) Subsidiary Guarantors
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
(16) Subsequent Events
On August 25, 2009, the Company’s shareholders approved a stock option exchange program to permit eligible employees (excluding named executive officers and directors) to exchange outstanding stock options with exercise prices equal to or greater than $4.20 per share for new options to be granted under the Company’s Amended and Restated Stock Incentive Plan. On September 25, 2009, of the 3,446,561 eligible options, 2,449,645 options were tendered in exchange for 1,864,301 new options with a strike price of $5.38 per share.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem debt outstanding under the Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash the Company repurchased and retired $26.2 million of the principal amount of the Notes for $25.0 million, or 95.5% of the principal or face amount, resulting in a gain of $0.8 million in the first quarter of fiscal 2010. As of October 23, 2009, the remaining aggregate principal amount outstanding under the Notes was $55.1 million.
(17) Selected Quarterly Financial Data (Unaudited)
The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters.

	Three Months Ended
	Nov. 30,	Feb. 29,	May 30,	Aug. 29,	Nov. 28,	Feb. 27,	May 29,	Aug. 28,
	2007	2008	2008	2008	2008	2009	2009	2009
	(In thousands, except for per share data)
Statement of Operations Data:
Net sales	$177,373	$164,497	$167,615	$160,666	$140,775	$109,089	$91,645	$99,808
Cost of sales	143,279	131,609	139,803	135,729	114,959	85,022	73,008	78,489

Gross profit	34,094	32,888	27,812	24,937	25,816	24,067	18,637	21,319
Operating expenses:
Research and development	4,685	4,624	5,418	5,437	5,436	5,142	4,478	4,755
Selling, general and administrative	15,061	14,331	15,393	15,064	14,467	13,782	13,585	13,671
Goodwill impairment	—	—	—	3,187	7,210	3,206	—	—
Restructuring charges	—	—	—	1,938	886	935	989	—
In process R&D charge	—	—	4,400	—	—	—	—	—
Total operating expenses	19,746	18,955	25,211	25,626	27,999	23,065	19,052	18,426

Income (loss) from operations	14,348	13,933	2,601	(689)	(2,183)	1,002	(415)	2,893
Interest expense, net	(1,024)	(1,327)	(1,468)	(1,536)	(1,752)	(1,698)	(1,629)	(1,530)
Other income (expense), net	1,422	373	255	507	(766)	109	26	111

Total other income (expense)	398	(954)	(1,213)	(1,029)	(2,518)	(1,589)	(1,603)	(1,419)

Income (loss) before provision for income taxes	14,746	12,979	1,388	(1,718)	(4,701)	(587)	(2,018)	1,474
Provision for income taxes	2,681	1,539	12,391	1,810	2,177	1,263	368	1,763

Net income (loss)	$12,065	$11,440	$(11,003)	$(3,528)	$(6,878)	$(1,850)	$(2,386)	$(289)

Net income (loss) per ordinary share, basic	$0.20	$0.19	$(0.18)	$(0.06)	$(0.11)	$(0.03)	$(0.04)	$(0.00)

Net income (loss) per ordinary share, diluted	$0.19	$0.18	$(0.18)	$(0.06)	$(0.11)	$(0.03)	$(0.04)	$(0.00)

Shares used in computing basic net income (loss) per ordinary share	60,695	60,869	61,027	61,348	61,507	61,673	61,738	61,863

Shares used in computing diluted income (loss) per ordinary share	63,656	63,713	61,027	61,348	61,507	61,673	61,738	61,863

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the third quarter of fiscal 2008, the Company recorded an income tax increase of $9.6 million related to the increase in the valuation allowance of its deferred tax assets as the Company concluded that it is not more likely than not that its U.S. operations will generate sufficient earning to recover the deferred tax assets. Also, during the fourth quarter of fiscal 2008, the Company recorded a restructuring charge of $1.9 million related to severance, facility and other exit costs incurred primarily from the consolidation of certain operations in Asia and the Caribbean and a goodwill impairment charge of $3.2 million in the Company’s Memory, Display & Embedded Segment.
The Company recorded restructuring charges of $0.9 million, $0.9 million, and $0.9 million in the first, second and third quarter of fiscal 2009, respectively, related to severance, facility and other exit costs incurred primarily from its global workforce reduction. Also, the Company recorded goodwill impairment charges of $7.2 million and $3.2 million in the first and second quarter of fiscal 2009, respectively, in the Company’s Adtron Segment. The Company recorded a cumulative charge of $1.7 million for an out of period adjustment in the fourth quarter of fiscal 2009.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
The consolidated financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	beginning of	Charged to		Balance at
Description	Year	Operations	(Deductions)	End of Year
	(In thousands)

Year ended August 28, 2009:
Allowance for doubtful accounts receivable, credits and returns	$1,517	$1,801	$(1,727)	$1,591
Year ended August 29, 2008:
Allowance for doubtful accounts receivable, credits and returns	$2,517	$1,160	$(2,160)	$1,517
Year ended August 31, 2007:
Allowance for doubtful accounts receivable, credits and returns	$2,592	$2,550	$(2,625)	$2,517

SMART MODULAR TECHNOLOGIES (WWH), INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer
Date: November 9, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAIN MacKENZIE Iain MacKenzie	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2009
(Principal Executive Officer)

/s/ BARRY ZWARENSTEIN Barry Zwarenstein	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2009
(Principal Accounting Officer)

/s/ AJAY SHAH	Chairman of the Board of Directors	November 9, 2009
Ajay Shah

/s/ EUGENE FRANTZ	Director	November 9, 2009
Eugene Frantz

/s/ HARRY W. (WEBB) McKINNEY	Director	November 9, 2009
Harry W. (Webb) McKinney

/s/ CHONG SUP PARK	Director	November 9, 2009
Chong Sup Park

/s/ MUKESH PATEL	Director	November 9, 2009
Mukesh Patel

/s/ CLIFTON THOMAS WEATHERFORD	Director	November 9, 2009
Clifton Thomas Weatherford

/s/ DENNIS McKENNA	Director	November 9, 2009
Dennis McKenna

/s/ KIMBERLY E. ALEXY	Director	November 9, 2009
Kimberly E. Alexy

Exhibit No.		Document
2.1	*
Transaction Agreement, dated February 11, 2004, by and among Solectron Corporation, Solectron Global Holdings L.P., Solectron Serviços E Manufactura Do Brasil Ltda., SMART Modular Technologies, Inc., Modular, Inc., Modular Merger Corporation and Modular (Cayman) Inc.

3.1	*(1)	Form of Amended and Restated Memorandum of Association of the Company
3.2	*(1)	Form of Amended and Restated Articles of Association of the Company
4.1	*(2)	Indenture, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.2	*(2)	Registration Rights Agreement dated as of March 28, 2005 between the Company, the guarantors party thereto, Citigroup Global Markets Inc. and Lehman Brothers, Inc.
4.3	*(2)	Form of Note (included in Exhibit 4.1)
4.4	*(2)	Form of Exchange Note (included in Exhibit 4.1)
4.5	*(2)	Security Agreement, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.6	*(2)	Intercreditor Agreement, dated as of March 28, 2005, among Wells Fargo Foothill, Inc., as Credit Agent, U.S. Bank National Association, as trustee, and the Company
4.7	*(2)	Intercompany Subordination Agreement, dated as of March 28, 2005, among U.S. Bank National Association, as trustee, the Company and the other obligors party thereto
4.8	*(1)	Form of Shareholders’ Agreement among the Company and certain other parties named therein
4.9		[Reserved]
4.10	(2)
Amended and Restated Loan and Security Agreement, dated as of March 28, 2005, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, and certain other persons named therein

4.11	(2)
Amended and Restated Intercompany Subordination Agreement, dated as of March 28, 2005, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico), Inc., Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein

4.12	*(2)	First Amendment to Guaranty, dated April 20, 2005, among Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein
10.1	(2)	Form of Indemnification Agreement
10.2	*(1)	Form of Amended and Restated Stock Incentive Plan
10.3	*(1)	Form of Stock Option Agreement
10.4	*(2)	Offer Letter, dated February 11, 2004, from Modular, L.L.C. to Iain MacKenzie
10.5	*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Alan Marten
10.6	*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Wayne Eisenberg
10.7	*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Michael Rubino
10.8	*(2)	Offer Letter, dated February 12, 2004, from Modular, L.L.C. to Jack A. Pacheco
10.9	*(2)	USD $40,000,000 Interest Rate Swap Transaction, dated April 26, 2005, between the Company and Wells Fargo Foothill, Inc.
10.10	*(2)	USD $41,250,000 Interest Rate Swap Transaction, dated April 26, 2005, between the Company and Wells Fargo Foothill, Inc.

Exhibit No.		Document
10.11	*(2)	ISDA Master Agreement, dated as of April 20, 2005, between Wells Fargo Foothill, Inc. and SMART Modular Technologies (WWH), Inc.
10.12	*(2)	Lease Agreement, dated April 16, 2004, by and between Solectron USA, Inc. and SMART Modular Technologies, Inc., as amended (relating to the property at 4211 Starboard Drive, Fremont, California)
10.13	*(3)	Corporate Purchase Agreement, dated as of May 1, 2001, by Compaq Computer Corporation and by SMART Modular Technologies, Inc.
10.14	*(4)	Amendment to Corporate Purchase Agreement, dated September 1, 2004, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10.15	*(4)	Amendment Number 2 to Corporate Purchase Agreement, dated January 20, 2005, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10.16	*(2)	Advisory Agreement, dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10.17	*(2)	Letter Amendment, dated June 17, 2005, to Advisory Agreement dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10.18	*(2)	Advisory Agreement, dated April 16, 2004, among SMART Modular Technologies, Inc., T3 GenPar II, L.P., TPG GenPar III, L.P., and TPG GenPar IV, L.P.
10.19	*(2)	Advisory Agreement, dated April 16, 2004, between SMART Modular Technologies, Inc. and Francisco Partners, L.P.
10.20	*(1)	Form of Amendment No. 2 to the Advisory Agreement filed as Exhibit 10.16
10.21	*(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.18
10.22	*(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.19
10.23	*(1)	Form of Amended and Restated Indemnification Agreement
10.23	*(5)	Employment Agreement of Iain MacKenzie, dated December 18, 2007
10.24	*(6)
Agreement and Plan of Merger, dated February 12, 2008, by and among Adtron Corporation, SMART Modular Technologies, Inc., and Armor Acquisition Corporation (“Merger Sub”) and Alan Fitzgerald (“Equity Holders’ Representative”)

10.25	*(7)	Consulting Agreement, effective as of April 30, 2008, between SMART Modular Technologies (WWH), Inc. and FLG Partners, LLC
10.26	*(8)	Employment Agreement of Barry Zwarenstein, dated July 19, 2008
10.27	*(9)	SMART Modular Technologies, Inc. 2009 RSU Time-based Agreement
10.28	*(9)	SMART Modular Technologies, Inc. 2009 Performance-based Agreement
10.29	*(10)	First Amendment to Second Amended and Restated Loan and Security Agreement dated November 26, 2008
10.30	*(11)	Lease Agreement, dated March 18, 2009, by and between Newark Eureka Industrial Capital LLC and Smart Modular Technologies, Inc.
10.31	*(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated August 14, 2009.
10.32	*(13)	Termination Agreement dated September 11, 2009, by and among Smart Modular Technologies (WWH), Inc. and certain Shareholders named therein.
14.1	*(14)	SMART Modular Technologies Code of Ethics for Officers and Directors
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on November 30, 2005 (File No. 333-129134).

*(1)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed on January 10, 2006 (File No. 333-129134).

*(2)	Incorporated by reference to the Exhibits filled with the Company’s Registration Statement on Form S-4, filed on August 11, 2005 (File No. 333-127442).

*(3)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on December 20, 2005 (File No. 333-129134).

*(4)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on October 19, 2005 (File No. 333-129134).

*(5)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on January 4, 2008 (File No. 000-51771)

*(6)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on April 4, 2008 (File No. 000-51771)

*(7)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on April 30 2008 (File No. 000-51771)

*(8)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on September 10 2008 (File No. 000-51771)

*(9)	Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K, filed on November 12, 2008 (File No. 000-51771)

*(10)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on December 3, 2008 (File No. 000-51771)

*(11)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on April 7, 2009 (File No. 000-51771)

*(12)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on August 18, 2009 (File No. 000-51771)

*(13)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on September 16, 2009 (File No. 000-51771)

*(14)	Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K, filed on November 13, 2007 (File No. 000-51771)