Form 10-Q
period 2009-11-27
SMART Modular Technologies (WWH), Inc.
filed 2010-01-06
CIK 1326973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51771
SMART MODULAR TECHNOLOGIES (WWH), INC.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	20-2509518 (I.R.S. Employer Identification Number)
39870 Eureka Drive, Newark, California 94560
(Address of principal executive offices, zip code)
(510) 623-1231
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of January 4, 2010: 62,133,479.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 27,	August 28,
	2009	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$129,102	$147,658
Accounts receivable, net of allowances of $1,685 and $1,591 as of November 27, 2009 and August 28, 2009, respectively	127,388	130,953
Inventories	78,686	63,115
Prepaid expenses and other current assets	15,917	12,628

Total current assets	351,093	354,354
Property and equipment, net	35,867	36,263
Goodwill	1,061	1,061
Other intangible assets, net	7,208	7,475
Other non-current assets	5,710	4,585

Total assets	$400,939	$403,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$77,102	$68,928
Accrued expenses	20,081	16,615

Total current liabilities	97,183	85,543
Long-term debt	55,072	81,250
Other long-term liabilities	1,579	2,120

Total liabilities	$153,834	$168,913

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 62,032,356 and 61,904,788 shares issued and outstanding as of November 27, 2009 and August 28, 2009, respectively	10	10
Additional paid-in capital	111,116	109,264
Accumulated other comprehensive income	10,179	4,333
Retained earnings	125,800	121,218

Total shareholders’ equity	247,105	234,825

Total liabilities and shareholders’ equity	$400,939	$403,738

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 27,	November 28,
	2009	2008
	(In thousands, except per share data)

Net sales	$123,093	$140,775
Cost of sales (1)	94,327	114,959

Gross profit	28,766	25,816

Operating expenses:
Research and development (1)	5,730	5,436
Selling, general and administrative (1)	13,366	14,467
Goodwill impairment	—	7,210
Restructuring charges	—	886

Total operating expenses	19,096	27,999

Income (loss) from operations	9,670	(2,183)

Interest expense, net	(1,663)	(1,752)
Other income (expense), net	1,292	(766)

Total other expense	(371)	(2,518)

Income (loss) before provision for income taxes	9,299	(4,701)
Provision for income taxes	4,717	2,177

Net income (loss)	4,582	(6,878)

Net income (loss) per share, basic	$0.07	$(0.11)

Net income (loss) per share, diluted	$0.07	$(0.11)

Shares used in computing basic net income (loss) per share	61,974	61,507

Shares used in computing diluted net income (loss) per share	64,016	61,507

(1) Stock-based compensation by category:

Cost of sales	$157	$201
Research and development	297	431
Selling, general and administrative	1,192	1,155
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	November 27,	November 28,
	2009	2008

Net income (loss)	$4,582	$(6,878)
Other comprehensive income (loss):
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	475	(345)
Foreign currency translation	5,371	(17,908)

Comprehensive income (loss)	$10,428	$(25,131)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 27,	November 28,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$4,582	$(6,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,615	3,328
Stock-based compensation	1,646	1,787
Changes in allowances for accounts receivable and sales returns	92	587
Amortization of debt issuance costs	550	346
(Gain) loss on sale of assets	(35)	87
Gain on early repayment of long-term debt	(1,178)	—
Goodwill impairment	—	7,210
Changes in operating assets and liabilities:
Accounts receivable	4,650	39,750
Inventories	(14,580)	(19,626)
Prepaid expenses and other assets	(2,676)	1,569
Accounts payable	8,089	2,151
Accrued expenses and other liabilities	2,948	(1,672)

Net cash provided by operating activities	7,703	28,639
Cash flows from investing activities:
Capital expenditures	(1,410)	(3,773)
Cash deposits on equipment	(1,630)	(795)
Proceeds from sale of property and equipment	145	60

Net cash used in investing activities	(2,895)	(4,508)
Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—
Proceeds from issuance of ordinary shares from stock option exercises	218	439

Net cash (used in) provided by financing activities	(24,782)	439

Effect of exchange rate changes on cash and cash equivalents	1,418	(3,303)

Net (decrease) increase in cash and cash equivalents	(18,556)	21,267
Cash and cash equivalents at beginning of period	147,658	115,994

Cash and cash equivalents at end of period	$129,102	$137,261

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$1,648	$1,880
Taxes	4,081	2,121
Non-cash activities information:
Change in fair value of derivative instruments	$(350)	$377
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (“SMART” or the “Company”) are as of November 27, 2009 and August 28, 2009 and for the three months ended November 27, 2009 and November 28, 2008. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 27, 2010. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended August 28, 2009, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. The financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. is included in the Company’s consolidated financial statements on a one month lag. The effect of the one month lag for the operations of SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. is not significant to the Company’s financial position and results of operations.
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles in this Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2009. ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on the Company’s unaudited condensed consolidated financial statements; however, it changes the way references to accounting standards and pronouncements are presented. References made to FASB guidance throughout this Quarterly Report on Form 10-Q have been updated to reflect the Codification.
Product and Service Revenue
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Product revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.
In addition, the Company has certain transactions with customers that are accounted for on an agency basis (that is, the Company recognizes the net profit associated with serving as an agent with immaterial or no associated cost of sales). The Company provides procurement, logistics, inventory management and temporary warehousing, kitting or packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is based on material procurement costs plus a fee for services provided. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product. Gross amounts billed to customers for services transactions totaled approximately $161.6 million and $198.2 million for the three months ended November 27, 2009 and November 28, 2008, respectively. Total service revenue recorded for the three months ended November 27, 2009 and November 28, 2008 amounted to approximately $8.0 million and $12.0 million, respectively.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 27, 2009 that are of significance, or potential significance, to the Company.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated results of operations and financial condition.
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2009-14 to have a material impact on its consolidated results of operations and financial condition.
In April 2009, the FASB issued authoritative fair value disclosure guidance included in ASC 825, Financial Instruments, for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the guidance for the fiscal quarter ended November 27, 2009. The adoption of the guidance did not have a significant impact on its consolidated results of operations and financial condition.
NOTE 2 — Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards.
Total stock-based compensation expense recognized for the three months ended November 27, 2009 and November 28, 2008 was approximately $1.6 million and $1.8 million, respectively.
Stock Options
The Company’s equity incentive plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of November 27, 2009, there were 12,045,872 ordinary shares reserved for issuance under this plan, of which 2,274,216 ordinary shares represented the number of shares available for grant.
For stock options, stock-based compensation expense was approximately $1.3 million for the three months ended November 27, 2009 and $1.8 million for the three months ended November 28, 2008.
Option Exchange
During the fourth quarter of fiscal 2009, the Company’s shareholders approved an employee stock option exchange program (“Option Exchange”) to permit eligible employees (excluding named executive officers and directors) to exchange outstanding stock options with exercise prices equal to or greater than $4.20 per share for new options to be granted under the Company’s Amended and Restated Stock Incentive Plan.
During the first quarter of fiscal 2010, the Company completed the employee stock option exchange program. On September 25, 2009, 2,449,645 of the 3,446,561 eligible options were tendered in exchange for 1,864,301 new options with a strike price of $5.38 per share. The new stock options issued are subject to a two year vesting period.
The exchange of options in this Option Exchange is treated as a modification of the existing stock options for accounting purposes. Accordingly, any unrecognized compensation expense from the surrendered stock options would be recognized over the new service period of the new granted options. There was no material incremental cost resulting from the Option Exchange.

Summary of Assumptions and Activity
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended November 27, 2009 is a blended average of the Company’s historical common stock volatility together with the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

	Three Months Ended
	November 27,	November 28,
	2009	2008
Stock options:
Expected term (years)	4.7	5.3
Expected volatility	70.1%	57.0%
Risk-free interest rate	2.11%	2.01%
Expected dividends	—	—
A summary of option activity as of and for the three months ended November 27, 2009, is presented below (dollars and shares in thousands, except per share data):

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
			Exercise	Term	Intrinsic
	Shares		Price	(Years)	Value
Options outstanding at August 28, 2009	8,796		$4.99
Options granted	2,617	*	5.31
Options exercised	(125)		1.75
Options forfeited and cancelled	(2,618	)*	8.41

Options outstanding at November 27, 2009	8,670		$4.10	7.4	$11,787

Options vested and exercisable at November 27, 2009	3,826		$3.21	6.0	$8,993

Options vested and expected to vest at November 27, 2009	8,244		$4.08	7.3	$11,532

*	Includes options re-granted (1,864) and cancelled (2,450) due to the Option Exchange.
The Black-Scholes weighted average fair value of options granted during the three months ended November 27, 2009 and November 28, 2008 was $2.47 and $1.46 per option, respectively. The total intrinsic value of stock options exercised during the three months ended November 27, 2009, and November 28, 2008 was approximately $0.3 million and $0.2 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
A summary of the status of the Company’s non-vested stock options as of November 27, 2009, and changes during the three months ended November 27, 2009, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
			Grant Date Fair
	Shares		Value Per Share
Non-vested stock options at August 28, 2009	3,738		$2.87
Non-vested stock options granted	2,617	*	2.55
Vested stock options	(303)		2.79
Forfeited and cancelled non-vested stock options	(1,208	)*	4.43

Non-vested stock options at November 27, 2009	4,844		$2.41

*	Includes options re-granted (1,864) and cancelled (1,040) due to the Option Exchange.
As of November 27, 2009, there was approximately $12.5 million of total unrecognized compensation costs related to stock options issued to employees, independent directors, and technical advisory committee members. Such cost is expected to be recognized over the weighted average period of 2.5 years. The total fair value of shares vested during the three months ended November 27, 2009 was approximately $0.9 million.
Restricted Stock Units (“RSUs”)
The Company’s equity incentive plan also provides for grants of RSUs. Beginning with the first quarter of fiscal 2009, the Company began issuing time-based RSUs and performance-based RSUs. The time-based RSUs vest over a period ranging from one year to four years and their fair value is determined by the closing price of the Company’s ordinary shares on the date of grant.
The Company has issued two types of performance-based RSUs, the first type is based on an internal metric and the second type is based on an external metric. The performance-based RSUs issued during the first quarter of fiscal 2009 would have vested in the first quarter of fiscal 2011 if the Company achieved its fiscal 2009 adjusted EBIT target as approved by the Board of Directors. In the first quarter of fiscal 2010, these performance-based RSUs were cancelled since the target was not met.

During the first quarter of fiscal 2010, the Company began issuing performance-based RSUs that contained an external stock market index as a benchmark for performance (“market-based RSUs”). The market-based RSUs vest after three years and the amount of RSUs to be awarded will depend upon the Company’s performance compared to the external stock market index at the time of vesting. The fair value of market-based RSUs is determined by using a Monte Carlo valuation model.
A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three months ended November 27, 2009 is presented below (in thousands, except for weighted average grant date fair value):

		Weighted
		Average
		Grant	Aggregate
		Date Fair	Intrinsic
	Shares	Value	Value
Awards outstanding at August 28, 2009	68	$2.94
Awards granted	1,044	5.77
Awards vested	(5)	2.84
Awards forfeited	(6)	5.20

Awards outstanding at November 27, 2009	1,101	$5.61	$5,056

For RSUs, stock-based compensation expense was approximately $0.3 million for the three months ended November 27, 2009 and $2 thousand for the three months ended November 28, 2008. As of November 27, 2009, the Company had approximately $4.5 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures, which will be recognized over a weighted average estimated remaining life of 2.7 years.
NOTE 3 — Goodwill and Other Intangible Assets, net
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the fiscal quarter ended November 27, 2009 indicating that impairment may have occurred.
Currently, the Company operates in one reporting unit and one operating and reportable segment: the design, manufacture, and distribution of electronic subsystem products to various segments of the electronics industry. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two reporting units and two operating and reportable segments: the Memory, Embedded, & Display Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, the Company now operates in one operating and reportable segment. An impairment test involves a two-step process. The first step of the impairment test involves comparing the Company’s fair values with its aggregate carrying value, including goodwill. The Company’s fair value is generally determined using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the Company’s carrying amount exceeds its fair value, then the second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s goodwill with its carrying value.
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell.
The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of November 27, 2009 and August 28, 2009 (in thousands):

	Weighted	Value at	As of November 27, 2009		As of August 28, 2009
	Avg. Life	Date of	Accumulated	Carrying	Accumulated	Carrying
	(years)	Acquisition	Amortization	Value	Amortization	Value
Amortized intangible assets:
Customer relationships	10	$3,700	$648	$3,052	$555	$3,145
Technology	7	2,800	700	2,100	600	2,200
Company trade name	20	2,040	178	1,862	153	1,887
Leasehold interest	3	260	142	118	122	138
Non-compete agreement	2	220	192	28	165	55
Product names	9	60	12	48	10	50

Total	11	$9,080	$1,872	$7,208	$1,605	$7,475

Amortization expense related to identifiable intangible assets totaled approximately $0.3 million and $0.2 million for the three months ended November 27, 2009 and November 28, 2008, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.
Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Fiscal Year:	Amount
Remainder of fiscal 2010	$748
2011	936
2012	879
2013	879
2014	879
Thereafter	2,887

Total	$7,208

NOTE 4 — Net Income (Loss) Per Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options and vesting of RSUs computed using the treasury stock method.
The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	November 27,	November 28,
	2009	2008
Numerator:
Net income (loss)	$4,582	$(6,878)
Denominator:
Weighted average ordinary shares, basic	61,974	61,507
Effect of dilutive securities:
Stock options and RSUs	2,042	—

Weighted average ordinary shares, diluted	64,016	61,507

Net income (loss) per ordinary share, basic	$0.07	$(0.11)

Net income (loss) per ordinary share, diluted	$0.07	$(0.11)

The Company excluded 5,407,116 and 9,386,269 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per share for the three months ended November 27, 2009 and November 28, 2008, respectively, as the effect of their inclusion would have been anti-dilutive.
NOTE 5 — Inventories
Inventories consist of the following as of November 27, 2009 and August 28, 2009 (in thousands):

	November 27,	August 28,
	2009	2009
Raw materials	$26,909	$20,207
Work-in process	8,698	4,716
Finished goods	43,079	38,192

	$78,686	$63,115

NOTE 6 — Income Taxes
The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months Ended
	November 27,	November 28,
	2009	2008
Current	$4,728	$2,192
Deferred	(11)	(15)

Total	$4,717	$2,177

Worldwide income (loss) before provision for income taxes for the three months ended November 27, 2009 and November 28, 2008, consisted of the following components (in thousands):

	Three Months Ended
	November 27,	November 28,
	2009	2008
U.S. loss	$(4,263)	$(12,329)
Non-U.S. income	13,562	7,628

Total	$9,299	$(4,701)

The effective tax rates for the three months ended November 27, 2009 and November 28, 2008 were approximately 51% and (46%). For the three months ended November 27, 2009, the effective tax rate of 51% exceeded the 35% U.S. statutory tax rate principally due to losses in the U.S and certain non-U.S. jurisdictions that generated no tax benefit. Taxable income of $17.0 million earned by profitable non-U.S. entities for the three months ended November 27, 2009 was subject to a tax rate of approximately 29%. This combination of loss generating entities without any associated tax benefit and income taxes in profitable non-U.S. jurisdictions resulted in a consolidated effective tax rate of 51% and tax expense of $4.7 million. Similarly, the (46%) effective tax rate for the three months ended November 28, 2008 exceeded the 35% U.S. statutory rate principally due to losses in the U.S and certain non-U.S. jurisdictions that generated no tax benefit.
At November 27, 2009, the liability for uncertain tax positions decreased to $0.1 million from $0.3 million at August 28, 2009.
As of November 27, 2009, the Company evaluated its valuation allowance on deferred tax assets to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years. The Company has a cumulative loss for the U.S. in recent years and projects a tax loss for the U.S. in the current fiscal year and for the foreseeable future. A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets. As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets.
NOTE 7 — Indebtedness
On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend the Company’s remaining reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments.
The Company incurred approximately $4.9 million in related debt issuance costs, the remaining portion of which is included in other non-current assets in the accompanying consolidated balance sheets. Except for the portion written off in connection with the repurchase discussed below, debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.

On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem debt outstanding under the Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired $26.2 million of the principal amount of the Notes for $25.0 million, 95.5% of the principal or face amount. In connection with the repurchase, for the three months ended November 27, 2009, a gain of $1.2 million was recognized in other income (expense), offset by a $0.4 million write-off of debt issuance costs. As of November 27, 2009, the remaining aggregate principal amount outstanding under the Notes was $55.1 million.
On August 28, 2009, the Company adopted ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. As of November 27, 2009, the fair value of the Notes was estimated to be approximately $54.0 million.
NOTE 8 — Fair Value Measurements
In the first quarter of fiscal 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures, for all financial assets and financial liabilities and for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The guidance provided a one year deferral of the effective date of ASC 820 for other non-financial assets and non-financial liabilities. Effective with the first quarter of fiscal 2010, the Company adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities.
The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and Wells Fargo credit facility approximates the carrying amount due to the relatively short maturity of these items. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and certificates of deposits with an original maturity on the date of purchase of three months or less. The Company does not have investments in variable rate demand notes or auction rate securities.
The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets to identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:
•
Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company’s Level 1 assets include money market funds and certificates of deposit that are classified as cash equivalents.

•
Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include its non-current variable-to-fixed interest rate swap.

•
Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any assets or liabilities measured under Level 3.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs
	Assets or	Corroborated by
	Liabilities	Market Data
	Level 1	Level 2	Total
Balances as of November 27, 2009:
Assets: (1)
Money market funds (2)	$24.5	$—	$24.5
Certificates of deposit (2)	20.1	—	20.1

Total assets measured at fair value (3)	$44.6	$—	$44.6

Liabilities:
Non-current variable-to-fixed interest rate swap	$—	$(1.0)	$(1.0)

Total liabilities measured at fair value	$—	$(1.0)	$(1.0)

Balances as of August 28, 2009:
Assets: (1)
Money market funds (2)	$79.2	$—	$79.2
Certificates of deposit (2)	24.0	—	24.0

Total assets measured at fair value (3)	$103.2	$—	$103.2

Liabilities:
Non-current variable-to-fixed interest rate swap	$—	$(1.3)	$(1.3)

Total liabilities measured at fair value	$—	$(1.3)	$(1.3)

(1)	There were no assets or liabilities measured under Level 3.

(2)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.

(3)	The total in Level 1 does not included $84.5 million and $44.5 million of cash balances from checking and savings accounts for November 27, 2009 and August 28, 2009, respectively.
Derivative Instruments
The Company has an outstanding interest rate swap agreement (the “Swap”) for $40.0 million notional amount. The Swap has an expiration date of April 28, 2010 and under its terms, the Company pays a fixed rate of 9.97% related to such notional amount. The Company entered into the Swap in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company receives interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swap essentially replaced the variable interest rate on a portion of the Notes with a fixed interest rate through the expiration date. The Swap is accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivatives on the balance sheet at fair value. The fair value of the outstanding derivative instrument referred to above was a liability of approximately $1.0 million and $1.3 million as of November 27, 2009 and August 28, 2009, respectively.
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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Three Months Ended
November 27, 2009
Balance of accrual at August 28, 2009	$694
Warranty claims	(226)
Provision for product warranties	128

Balance of accrual at November 27, 2009	$596

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
Legal Matters
From time to time the Company is involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the cases pending, including those set forth below. The Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements. In the Company’s opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, results of operations or cash flow.
Brazil
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
Tessera
On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against the Company, as well as A-DATA Technology Co., Ltd., A-DATA Technology (U.S.A.) Co., Ltd., Acer America Corp., Acer Inc., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Nanya Technology Corp., Nanya Technology Corp. U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., TwinMOS Technologies Inc., and Twin MOS Technologies USA Inc. (each a “Respondent” and collectively, “Respondents”). Tessera claims that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977, 6,133,627, 5,663,106 and 6,458,681 (the “Asserted Patents”). Tessera’s Complaint requested that the ITC institute an investigation into the matter. Tessera also requested the following relief from the ITC:
• a permanent general exclusion order pursuant to section 337(d)(2) of the Tariff Act, as amended, excluding from entry into the U.S. all small-format BGA semiconductor packaged DRAM chips (“BGA chips”) and products containing the same that are manufactured, imported or sold for importation by or on behalf of unlicensed entities and that infringe any claim of the Asserted Patents, and all products (e.g., personal computers or “PCs”) that contain such infringing BGA chips;
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
On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation in an effort to streamline the case. On May 29, 2008, the Administrative Law Judge (“ALJ”) set trial for September 22, 2008, which trial has been completed. On August 28, 2009 the ALJ issued his Initial Determination. Among other conclusions reached, the ALJ concluded that, although Tessera’s patents were found to be valid, no infringement by SMART or the other Respondents was found. We continue to believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that SMART uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera acknowledges are licensed under the Asserted Patents. With respect to one Respondent, the ALJ concluded in his Initial Determination that the doctrine of patent exhaustion applied to DRAM packaged by Tessera licensed entities.
Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, alleging infringement of the same patents at issue in the ITC action. The district court action seeks an unspecified amount of damages and injunctive relief. The district court action has been stayed pending the completion of the ITC action.
On December 29, 2009, the ITC issued a notice stating that it has determined that there has been no violation of § 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, and that it has terminated the investigation. The details of the decision have not yet been released and the Company is not certain as to its impact. Additionally, the decision of the ITC is appealable.
Contingencies
See “Brazil” under “Legal Matters” above.
During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company that certain tax credits, for state value added taxes, transferred during 2004 between two Brazilian entities may not have represented an authorized transfer. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004. A notice was received from the Sao Paulo, Brazil Tax Authorities (Delegacia Tributaria de Julgamento) by SMART on October 3, 2008 providing an assessment for the recovery of the tax credits as well as interest and penalties related to the transfer of these credits. SMART has notified Solectron and its parent company, Flextronics International Ltd. (Flextronics) of this assessment, and under the terms of the Transaction Agreement, Flextronics has elected to assume responsibility for the appeals process for this case on SMART’s behalf. The San Paolo, Brazil Tax Authorities rejected the appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Tax Administrative Court (Tribunal de Impostos e Taxas). On October 23, 2009, there was a hearing on the appeal and on December 5, 2009, the appeal was rejected. Flextronics has notified SMART that it will file another appeal. As of November 27, 2009, the Company carries both a tax liability and a corresponding indemnity receivable for approximately $3.8 million (or 6.6 million BRL). The Company believes that the likelihood of any material loss arising from this matter is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.
NOTE 10 — Segment and Geographic Information
The Company currently operates in one operating segment: the design, manufacture, and distribution of electronic subsystem products to various segments of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company wide basis. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, the Company now operates in one segment.
A summary of the Company’s net sales and property and equipment, net, by geographic area is as follows (in thousands):

	Three Months Ended
	November 27,	November 28,
	2009	2008
Geographic net sales:
U.S.	$43,104	$57,201
Other Americas	46,467	43,088
Europe	8,630	16,308
Asia	24,892	24,178

	$123,093	$140,775

	November 27,	August 28,
	2009	2009
Property and equipment, net:
U.S.	$6,862	$7,724
Other Americas	22,857	22,654
Europe	35	40
Asia	6,113	5,845

	$35,867	$36,263

NOTE 11 — Major Customers
A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of the fiscal period of 10% or more of our total net accounts receivable, are as follows:

	Three Months Ended
	November 27,	November 28,
	2009	2008
Customer A	23%	34%
Customer B	18%	12%
Customer C	12%	*

*	Less than 10%
As of November 27, 2009, approximately 34%, 25% and 14% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 28, 2009, approximately 27%, 27% and 26% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 12 — Restructuring
During the second quarter of fiscal 2009, the Company initiated a restructuring plan (the “FY09 Plan”) to reduce its global workforce in order to improve the Company’s cost structure in the uncertain economic environment. In an effort to reduce cost in the third quarter of fiscal 2009, the Company initiated another restructuring plan to reduce its global workforce, which plan was included in the FY09 Plan. The FY09 Plan included charges consisting primarily of severance payments and other employee-related expenses. All severance payments and employee-related expenses in connection with the FY09 Plan have been paid as of November 27, 2009.
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
NOTE 14 — Other Income (Expense), Net
The following table provides the detail of other income (expense), net (in thousands):

	Three Months Ended
	November 27,	November 28,
	2009	2008
Foreign currency losses	(50)	(799)
Gain on early repayment of long-term debt	1,178	—
Other	164	33

Total	$1,292	$(766)

NOTE 15 — Subsequent Events
The Company has reviewed its operations through January 6, 2010, the date it filed this Quarterly Report on Form 10-Q with the SEC, for any events or transactions subsequent to November 27, 2009 that may require recognition or disclosure in subsequent financial statements.
On December 11, 2009, Ring Technology Enterprises of Texas, LLC (“Ring Technology”) filed a complaint in the Eastern District of Texas alleging infringement of United States Patent No. 6,879,526 entitled “Methods and Apparatus for Improved Memory Access” (the “‘526 patent”) by two subsidiaries of the Company as well as by A-Data Technology (U.S.A.) Co., Ltd., Elpida Memory (USA) Inc., Hewlett-Packard Company, Hewlett-Packard Inter-Americas, Hitachi Global Storage Technologies, Inc., Hitachi Computer Products (America), Inc., Hitachi Electronic Devices (USA), Inc., Micron Technology, Inc., Micron Semiconductor Products, Inc., Micron Technology Services, Inc., Nan ya Technology Corporation, Samsung Semiconductor, Inc., Samsung America, Inc., Samsung International, Inc., Sanmina-SCI Corporation, Dell Inc., International Business Machines Corporation, Sun Microsystems, Inc., Sun Microsystems of California, Inc., Sun Microsystems International, Inc., Sun Microsystems Federal, Inc., Kingston Technology Corporation, Kingston Technology Company, Inc. (Delaware), Elpida Memory, Inc., A-Data Technology Co., Ltd., Nanya Technology Corporation, Samsung Electronics Co., Ltd., and Hitachi, Ltd. Ring Technology alleges that the Company’s two subsidiaries have been and now are infringing, jointly infringing and/or contributing to the infringement of the ‘526 patent, by making, using, importing, offering for sale, and/or selling one or more devices having a memory device and a set of shift registers interconnected in series that shift data from the memory device from one shift register to the next in the set according to a shift frequency received from a clock signal, e.g., a random access memory device employing an Advanced Memory Buffer covered by one or more claims of the ‘526 patent. Ring Technology claims liability for infringement of the ‘526 patent pursuant to 35 U.S.C. Section 271 and seeks an unspecified amount of damages and injunctive relief. At this time, the Company is unable to make any evaluation of the claims alleged.
On December 11, 2009, a subsidiary of the Company received approximately $3.0 million in settlement of a lawsuit with respect to component supply. This gain will be recognized in the second quarter of fiscal 2010.
On December 29, 2009, the ITC issued a notice stating that it has determined that there has been no violation of § 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, and that it has terminated the investigation into Tessera’s Complaint, which is discussed under “Legal Matters” in Note 9 above. The details of the decision have not yet been released and the Company is not certain as to its impact. Additionally, the decision of the ITC is appealable.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements as these are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, and those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 28, 2009 filed with the SEC on November 9, 2009 as revised in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q below. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules, flash memory cards, solid state storage products such as embedded flash and solid state drives or SSDs, embedded computing boards and display products. We offer these products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, aerospace, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, personal computers (“PCs”), notebooks, printers and gaming machines. Generally, increases in overall demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory content can have a negative effect on our business, financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs and rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999 and operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition, we repositioned portions of our business by focusing on delivery of certain higher value added products, diversifying our end markets, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers and package them into memory integrated circuits and build memory modules. In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we recently renamed to SMART Modular Technologies (AZ), Inc.
We currently operate in one reportable segment: the design, manufacture, and distribution of electronic subsystem products to various segments of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company wide basis. In fiscal 2008 and 2009, we had categorized our products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, we now operate in one segment. In addition, during the first quarter of fiscal 2010, we indicated that we are planning to exit from display and embedded products, however, no definitive plan has been committed to as of the filing of this Quarterly Report on Form 10-Q. This product line only accounted for approximately three percent of net sales for each of the past three fiscal quarters and we do not consider it to be a business component that would otherwise require separate reporting of its activities under discontinued operations. The eventual exit from these products is not expected to have a material impact on our business, results of operations or financial condition.
Key Business Metrics
The following is a brief description of the major components of the key line items in our financial statements.
Net Sales
We generate our product revenues from sales of our subsystems, including memory modules, flash memory cards, solid state storage devices, embedded computing boards and display products, principally to leading computing, networking, communications, printer, storage, aerospace, defense and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for, a significant percentage of our net sales in the foreseeable future.
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
Revenue Recognition
Our product revenues are derived from the sale of value added subsystems, including memory modules, flash memory cards, solid state storage devices, embedded computing boards and display products, which we design and manufacture. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales. Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.
Our service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services. Our service revenue is accounted for on an agency basis. Service revenue for these arrangements is typically based on material procurement costs plus a fee for any services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement, have general inventory risk, have the ability to set the price, have the ability to determine who the suppliers are, can physically change the product, or have credit risk. Under some service arrangements, we may retain inventory risk. All inventory held under service arrangements is included in the inventory reported on the consolidated balance sheet.
The following is a summary of our net sales and gross billings (in thousands):

	Three Months Ended
	November 27,	November 28,
	2009	2008
Product net sales	$115,141	$128,800
Service revenue	7,952	11,975

Net sales	123,093	140,775
Plus: Cost of sales (1)	153,604	186,210

Gross billings to customers	$276,697	$326,985

(1)	Represents cost of sales associated with service revenue reported on a net basis.
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
Restructuring Charges
We record and account for our restructuring activities following formally approved plans that identify the actions and timelines over which the restructuring activities will occur. Restructuring charges include estimates pertaining to such items as employee severance and related benefit costs, facility exit costs, subleasing assumptions, and other assumptions. Adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from original estimates. These changes in estimates may result in increases or decreases to our results of operations in future periods and would be presented on the restructuring charge line of our consolidated statements of operations.
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

Impairment of Goodwill
In accordance with ASC 350, Intangibles — Goodwill and Other, we perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. The test is performed by determining our fair value based on estimated discounted future cash flows, considering the market price of our ordinary shares, and comparing the fair value to our carrying value, including goodwill.
If our carrying value is less than our fair value, we then allocate the fair value to all the assets and liabilities (including any unrecognized intangible assets) as if our fair value was the purchase price to acquire us. The excess of our fair value over the amounts assigned to our identifiable assets and liabilities is the implied fair value of the goodwill. If our goodwill carrying amount exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Stock-Based Compensation
We account for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires us to recognize expenses in our statement of operations related to all share-based payments, including grants of stock options and RSUs, based on the grant date fair value of such share-based awards. The key assumptions used in valuing share based awards are described in Note 2 to the Consolidated Financial Statements.
Results of Operations
The following is a summary of our results of operations for the three months ended November 27, 2009 and November 28, 2008 (in millions):

	Three Months Ended
	November 27,	% of	November 28,	% of
	2009	sales	2008	sales
Net sales	$123.1	100%	$140.8	100%
Cost of sales	94.3	77%	115.0	82%

Gross profit	28.8	23%	25.8	18%

Research and development	5.7	5%	5.4	4%
Selling, general, and administrative	13.4	11%	14.5	10%
Goodwill impairment	0.0	0%	7.2	5%
Restructuring charges	0.0	0%	0.9	1%

Total operating expenses	19.1	16%	28.0	20%

Income (loss) from operations (1)	9.7	8%	(2.2)	-2%
Interest expense, net	(1.7)	-1%	(1.8)	-1%
Other income (expense), net	1.3	1%	(0.8)	-1%

Total other expense (1)	(0.4)	0%	(2.5)	-2%

Income (loss) before provision for income taxes(1)	9.3	8%	(4.7)	-3%
Provision for income taxes	4.7	4%	2.2	2%

Net income (loss) (1)	$4.6	4%	$(6.9)	-5%

(1)	Summations may not compute precisely due to rounding.
Three Months Ended November 27, 2009 as Compared to the Three Months Ended November 28, 2008
Net Sales
Net sales for the three months ended November 27, 2009 were $123.1 million, a 13% decrease from $140.8 million for the three months ended November 28, 2008. This decrease was partly due to a decline in demand for DRAM memory in high-end servers, caused in part by the negative impact of the worldwide economic downturn. We also had decreased net sales from display and embedded computing products, a product line that we plan to exit from. Partially offsetting these declines were stronger demand in Brazil and in flash products.
Cost of Sales
Cost of sales for the three months ended November 27, 2009 was $94.3 million, an 18% decrease from $115.0 million for the three months ended November 28, 2008. Cost of sales as a percent of net sales decreased to 77% for the three months ended November 27, 2009, from 82% for the three months ended November 28, 2008. The decrease in cost of sales, both in absolute dollars and as a percentage of sales, was primarily due to a $15.7 million decline in cost of products resulting from the decrease in net sales, as well as a decrease of $5.0 million in our factory overhead and other components of cost of sales including a decrease in inventory reserves of $2.6 million. We also benefited from the headcount and salary reductions implemented last year, which was partially offset by higher bonus expenses in the current quarter.

Gross Profit
Gross profit for the three months ended November 27, 2009 was $28.8 million, or a 12% increase from $25.8 million for the three months ended November 28, 2008. Gross margin percentage increased from 18% for the three months ended November 28, 2008 to 23% for three months ended November 27, 2009. The increase in gross profit, both in absolute dollars and percentage, was primarily due to a favorable shift in the mix of products sold during the period with sales of higher margin products comprising a larger percentage of net sales in the three months ended November 27, 2009 and to a decrease in inventory reserves.
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended November 27, 2009 were $5.7 million compared to $5.4 million for the three months ended November 28, 2008. This increase was primarily due to a $0.7 million increase in non-recurring engineering expenses including the write-off of $0.5 million of prepaid services due to the uncertainty as to whether the services will be received, offset by a $0.4 million decrease in other R&D related expenses including payroll and other employee-related expenses. We benefited from the headcount and salary reductions implemented last year, which was partially offset by higher bonus expenses in the current quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended November 27, 2009 were $13.4 million, an 8% decrease from $14.5 million for the three months ended November 28, 2008. Sales and marketing expenses decreased by $1.5 million primarily due to lower payroll and other employee-related expenses. General and administrative expenses increased $0.4 million primarily due to a $0.6 million increase in payroll and other employee-related expenses and a $0.2 million increase in bad debt expense, partially offset by a $0.3 million decrease in IT-related costs. We also benefited from the headcount and salary reductions implemented last year, which was partially offset by higher bonus expenses in the current quarter.
Goodwill Impairment and Restructuring Charges
We did not incur any goodwill impairment or restructuring charges for the three months ended November 27, 2009. The $7.2 million goodwill impairment charge for the three months ended November 28, 2008 was related to the Adtron reporting unit which existed at that time. The $0.9 million of restructuring costs in the same period included $0.4 million in severance-related benefits, $0.2 million of lease costs associated with the closure of our Dominican Republic facility and $0.3 million in other related costs. The restructuring charges were primarily from the consolidation of certain operations in Asia and the Caribbean.
Interest Expense, Net
Net interest expense for the three months ended November 27, 2009 was $1.7 million compared to $1.8 million for the three months ended November 28, 2008. The slight decrease in net interest expense was primarily due to a $0.3 million decrease in interest expense as a result of a decline in interest rates as well as lower long-term outstanding debt, net of loan fees written off, partially offset by a $0.2 million decrease in interest income due to lower interest rates on bank deposit accounts. Included in the $1.7 million for the three months ended November 27, 2009 is a $0.4 million write-off of loan fees associated with the partial repurchase of the senior secured floating exchange rate notes (the “Notes”).
Other Income (expense), net
Net other income for the three months ended November 27, 2009 was $1.3 million compared to net expense of $0.8 million for the three months ended November 28, 2008. The $2.1 million increase was primarily the result of a $1.2 million gain on the partial repurchase of the Notes and an $0.8 million reduction in foreign currency transaction losses, mainly from our Brazil operations.
Provision for Income Taxes
The effective tax rates for the three months ended November 27, 2009 and November 28, 2008 were approximately 51% and (46%). For the three months ended November 27, 2009, the effective tax rate of 51% exceeded the 35% U.S. statutory tax rate principally due to losses in the U.S and certain non-U.S. jurisdictions that generated no tax benefit. Taxable income of $17.0 million earned by profitable non-U.S. entities for the three months ended November 27, 2009 was subject to a tax rate of approximately 29%. This combination of loss generating entities without any associated tax benefit and income taxes in profitable non-U.S. jurisdictions resulted in a consolidated effective tax rate of 51% and tax expense of $4.7 million. Similarly, the (46%) effective tax rate for the three months ended November 28, 2008 exceeded the 35% U.S. statutory rate principally due to losses in the U.S and certain non-U.S. jurisdictions that generated no tax benefit.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured floating rate exchange notes (the “Notes”). Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures, share repurchase program and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense. Cash and cash equivalents consist of funds held in general checking, money market accounts and certificates of deposit.
Debt Service
As of November 27, 2009, we had total long-term indebtedness of $55.1 million, which represents the aggregate principal amount outstanding under the Notes.
Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes”). The Notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The guarantees are secured by the capital stock of most of our subsidiaries. The obligations under the Notes are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of November 27, 2009.
Senior Secured Revolving Line of Credit Facility. The Company also has a borrowing capacity of $35 million available under the Second Amended and Restated Loan and Security Agreement dated April 30, 2007 (the “Restated 2007 Loan and Security Agreement”) entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee. On August 14, 2009, we entered into the Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”; the Restated 2007 Loan and Security Agreement as amended by the Second Amendment is referred to as the “WF Credit Facility”). As a result of the Second Amendment, we are no longer required to comply with certain financial covenants under the Restated 2007 Loan and Security Agreement unless there are borrowings outstanding. If we do not meet the financial covenants or financial condition test, then we will be unable to borrow under the WF Credit Facility. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of November 27, 2009. While we expect to be able to satisfy the financial covenants required to borrow funds under the WF Credit Facility at certain times during its remaining term, we may not meet the financial covenants during all periods before it expires on April 30, 2010 and therefore may not be able to borrow funds if and when we need the funds in the future.
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
Sources and Uses of Funds
As of November 27, 2009, we had $129.1 million in unrestricted cash. We have generated cash flow from operating activities each fiscal year since our acquisition from Solectron in 2004, including $7.7 million for the three months ended November 27, 2009. Our capital expenditures are relatively modest, at 3% or less of net sales since 2004. On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem debt outstanding under the Notes. On October 22, 2009, using available cash the Company repurchased and retired $26.2 million of the principal amount of the Notes for $25.0 million, 95.5% of the principal or face amount. As of November 27, 2009, the aggregate principal amount outstanding under the Notes was $55.1 million. The $55.1 million aggregate balance under the Notes is not due until April 2012. Given the foregoing, we anticipate that we will meet our working capital needs, and be able to fund our R&D and capital expenditures and service requirements on our debt obligations for at least the next 12 months. Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
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

Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities and issuances of our ordinary shares and Notes. As of November 27, 2009, our cash and cash equivalents were $129.1 million.
Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended November 27, 2009 was primarily comprised of $4.6 million of net income and $4.7 million of non-cash related expenses, offset by a $1.6 million change in our net operating assets and liabilities. The $1.6 million resulting from the change in operating assets and liabilities includes cash used for an inventory increase of $14.6 million and an increase in prepaid expenses and other assets of $2.7 million. Inventory turns decreased to 12.6 at the end of the first quarter of fiscal 2010 compared to 15.3 at the end of the first quarter of fiscal 2009, primarily due to anticipated increases in demand for our logistics services and our positioning of inventories to accommodate shortages. Cash used in the quarter was partially offset by cash generated from an accounts receivable decrease of $4.7 million, increases in accounts payable of $8.1 million, and an increase in accrued expenses and other liabilities of $3.0 million.
Net cash provided by operating activities for the three months ended November 28, 2008 was primarily comprised of $13.3 million of non-cash related expenses and a $22.2 million change in our net operating assets and liabilities, offset by a $6.9 million net loss. The $22.2 million resulting from the change in operating assets and liabilities is comprised of cash generated from an accounts receivable decrease of $39.8 million, a prepaid expenses and other assets decrease of $1.6 million and increases in accounts payable of $2.2 million, partially offset by cash used for an inventory increase of $19.6 million and a decrease in accrued expenses and other liabilities of $1.7 million.
Cash Flows from Investing Activities. Net cash used in investing activities of $2.9 million for the three months ended November 27, 2009 was primarily due to purchases of $1.4 million in property and equipment and cash deposits of $1.6 million on equipment. Net cash used in investing activities of $4.5 million for the three months ended November 28, 2008 was primarily due to purchases of $3.8 million in property and equipment and cash deposits of $0.8 million on equipment.
Cash Flows from Financing Activities. Net cash used in financing activities of $24.8 million for the three months ended November 27, 2009 was primarily due to $25.0 million used for the partial repurchase of the Notes, partially offset by $0.2 million provided by ordinary share issuances through option exercises. Net cash provided by financing activities of $0.4 million for the three months ended November 28, 2008 was due to ordinary share issuances through option exercises.
Contractual Obligations
There have been no material changes from contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended August 28, 2009.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt, including the $55.1 million aggregate balance outstanding under the Notes as of November 27, 2009. In addition, our WF Credit Facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming that we could satisfy the financial covenants required to borrow, which we may not be able to do during certain periods before it expires on April 30, 2010, and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year. We entered into an interest rate swap agreement (the “Swap”) for $40.0 million notional amount. The Swap has an expiration date of April 28, 2010, and under its terms, we pay a fixed rate of 9.97% related to such notional amount. We entered into the Swap in order to hedge a portion of our future cash flows against interest rate exposure resulting from the Notes. There can be no assurance that the outstanding interest rate swap or any other interest rate swaps that we may subsequently implement will be effective.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 and Note 15 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal matters.
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 28, 2009 that was filed on November 9, 2009, except for the risk factor below which has been revised as follows:
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

Our logistics business requires us to make significant inventory purchases based on customer forecasts and/or customer purchase orders. In most instances, purchase orders can be rescheduled at the customers’ option, often times without penalty. When actual consumption does not meet the customers’ forecast or the customers’ purchase orders, it will result in unanticipated and sometimes significant increases in our inventory. Additionally, some of our logistics transactions contemplate extended periods of inventory management. We believe that our programs generally obligate customers to purchase all of the logistics inventory with minimal exposure to price reductions, and typically include periodic carrying charges to be paid by the customers. There can be no assurance, however, that the customers will comply with these obligations. If a large customer of our logistics business fails to consume the inventory that we purchase for it, this could result in significant inventory write-downs and would have a material, negative impact on our cash flow, our results of operations and our financial condition. At the end of the last four fiscal quarters, logistics inventory (including inventory specifically requested by customers) ranged between 40% and 55% of total inventory.
Item 5. Other Information
On January 5, 2010, the Board of Directors of the Company approved a revised form of indemnification agreement for directors, officers and key employees that supersedes the forms of indemnification agreements previously filed as Exhibit 10.1 and Exhibit 10.23. A copy of the form of Second Amended and Restated Indemnification Agreement is attached as Exhibit 10.33 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

10.33	Form of Second Amended and Restated Indemnification Agreement
10.34	Form of Time-based RSU Agreement (for Employees)
10.35	Form of Time-based RSU Agreement (for Directors)
10.36	Form of Performance-based RSU Agreement (for Employees)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer

By:	/s/ BARRY ZWARENSTEIN
	Name:	Barry Zwarenstein
	Title:	Senior Vice President and Chief Financial Officer
Date: January 6, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.33	Form of Second Amended and Restated Indemnification Agreement
10.34	Form of Time-based RSU Agreement (for Employees)
10.35	Form of Time-based RSU Agreement (for Directors)
10.36	Form of Performance-based RSU Agreement (for Employees)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002