Form 10-K/A
period 2009-08-28
SMART Modular Technologies (WWH), Inc.
filed 2010-02-04
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED August 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
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

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of SMART Modular Technologies (WWH), Inc. (the “Company”) for the fiscal year ended August 28, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct certain inadvertent omissions from the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were filed as Exhibits 31.1 and 31.2 to the Original Filing. Except as described above, no other changes have been made to the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

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

Date: February 4, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAIN MacKENZIE Iain MacKenzie (Principal Executive Officer)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2010

/s/ BARRY ZWARENSTEIN Barry Zwarenstein (Principal Accounting Officer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 4, 2010

/s/ AJAY SHAH Ajay Shah	Chairman of the Board of Directors	February 4, 2010

/s/ HARRY W. (WEBB) McKINNEY Harry W. (Webb) McKinney	Director	February 4, 2010

/s/ CHONG SUP PARK Chong Sup Park	Director	February 4, 2010

/s/ MUKESH PATEL Mukesh Patel	Director	February 4, 2010

/s/ CLIFTON THOMAS WEATHERFORD Clifton Thomas Weatherford	Director	February 4, 2010

/s/ DENNIS McKENNA Dennis McKenna	Director	February 4, 2010

/s/ KIMBERLY E. ALEXY Kimberly E. Alexy	Director	February 4, 2010

EXHIBIT INDEX

Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4