Form 10-Q
period 2010-02-26
SMART Modular Technologies (WWH), Inc.
filed 2010-04-07
CIK 1326973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of April 5, 2010: 62,409,491.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 26,	August 28,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118,675	$147,658
Accounts receivable, net of allowances of $884 and $1,591 as of February 26, 2010 and August 28, 2009, respectively	181,481	130,953
Inventories	90,443	63,115
Prepaid expenses and other current assets	16,839	12,628

Total current assets	407,438	354,354
Property and equipment, net	37,054	36,263
Goodwill	1,061	1,061
Other intangible assets, net	6,940	7,475
Other non-current assets	6,489	4,585

Total assets	$458,982	$403,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$117,445	$68,928
Accrued expenses	25,867	16,615

Total current liabilities	143,312	85,543
Long-term debt	55,072	81,250
Other long-term liabilities	1,069	2,120

Total liabilities	$199,453	$168,913

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 62,330,335 and 61,904,788 shares issued and outstanding as of February 26, 2010 and August 28, 2009, respectively	10	10
Additional paid-in capital	113,400	109,264
Accumulated other comprehensive income	4,227	4,333
Retained earnings	141,892	121,218

Total shareholders’ equity	259,529	234,825

Total liabilities and shareholders’ equity	$458,982	$403,738

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net sales	$160,110	$109,089	$283,203	$249,864
Cost of sales (1)	118,097	85,022	212,424	199,981

Gross profit	42,013	24,067	70,779	49,883

Operating expenses:
Research and development (1)	5,219	5,142	10,949	10,578
Selling, general and administrative (1)	14,331	13,782	27,697	28,249
Goodwill impairment	—	3,206	—	10,416
Restructuring charges	—	935	—	1,821

Total operating expenses	19,550	23,065	38,646	51,064

Income (loss) from operations	22,463	1,002	32,133	(1,181)
Interest expense, net	(1,163)	(1,698)	(2,826)	(3,450)
Other income (expense), net	3,225	109	4,517	(657)

Total other income (expense)	2,062	(1,589)	1,691	(4,107)

Income (loss) before provision for income taxes	24,525	(587)	33,824	(5,288)
Provision for income taxes	8,433	1,263	13,150	3,440

Net income (loss)	$16,092	$(1,850)	$20,674	$(8,728)

Net income (loss) per share, basic	$0.26	$(0.03)	$0.33	$(0.14)

Net income (loss) per share, diluted	$0.25	$(0.03)	$0.32	$(0.14)

Shares used in computing net income (loss) per ordinary share	62,211	61,673	62,092	61,595

Shares used in computing net income (loss) per diluted share	65,010	61,673	64,513	61,595

(1) Stock-based compensation by category:

Cost of sales	$162	$187	$319	$388
Research and development	307	451	604	882
Selling, general and administrative	1,370	1,162	2,562	2,317
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$16,092	$(1,850)	$20,674	$(8,728)
Other comprehensive income (loss):
Net changes in unrealized gain or (loss) on derivative instruments accounted for as cash flow hedges	513	(6)	988	(351)
Foreign currency translation	(6,465)	(4,805)	(1,094)	(22,713)

Comprehensive income (loss)	$10,140	$(6,661)	$20,568	$(31,792)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 26,	February 27,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$20,674	$(8,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,525	6,445
Stock-based compensation	3,485	3,587
Changes in allowances for accounts receivable and sales returns	(711)	(374)
Amortization of debt issuance costs	722	555
(Gain) loss on sale of assets	(3)	215
Gain on early repayment of long-term debt	(1,178)	—
Goodwill impairment	—	10,416
Changes in operating assets and liabilities:
Accounts receivable	(50,406)	73,370
Inventories	(27,825)	(26,604)
Prepaid expenses and other assets	(4,932)	823
Accounts payable	48,317	(33,597)
Accrued expenses and other liabilities	9,249	(1,527)

Net cash provided by operating activities	4,917	24,581
Cash flows from investing activities:
Capital expenditures	(7,991)	(9,133)
Cash deposits on equipment	(2,107)	(795)
Proceeds from sale of property and equipment	276	60
Payment for contingent consideration	—	(1,500)

Net cash used in investing activities	(9,822)	(11,368)
Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—
Proceeds from issuance of ordinary shares from stock option exercises	663	464

Net cash (used in) provided by financing activities	(24,337)	464

Effect of exchange rate changes on cash and cash equivalents	259	(4,278)

Net (decrease) increase in cash and cash equivalents	(28,983)	9,399
Cash and cash equivalents at beginning of period	147,658	115,994

Cash and cash equivalents at end of period	$118,675	$125,393

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$2,866	$3,854
Taxes	11,311	3,211
Non-cash activities information:
Change in fair value of derivative instruments	$(755)	$351
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (“SMART” or the “Company”) are as of February 26, 2010 and August 28, 2009 and for the three and six months ended February 26, 2010 and February 27, 2009. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 27, 2010. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended August 28, 2009, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark, California; Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. The financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) is included in the Company’s consolidated financial statements on a one month lag. The effect of the one month lag for the operations of SMART Brazil is not considered material to the Company’s financial position and results of operations.
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
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on the Company’s unaudited condensed consolidated financial statements; however, it changes the way references to accounting standards and pronouncements are presented. References made to FASB guidance throughout this Quarterly Report on Form 10-Q reflect the Codification.
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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009

Service revenue	$9,790	$8,899	$17,742	$20,874
Cost of sales — service (1)	211,390	143,913	364,994	330,123

Gross billings for services	221,180	152,812	382,736	350,997
Plus: Product net sales	150,320	100,190	265,461	228,990

Gross billings to customers	$371,500	$253,002	$648,197	$579,987

Product net sales	$150,320	$100,190	$265,461	$228,990
Service revenue	9,790	8,899	17,742	20,874

Net sales	$160,110	$109,089	$283,203	$249,864

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 26, 2010 that are of significance, or potential significance, to the Company.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt ASU 2009-13 in fiscal 2011 and does not expect this adoption to have a material impact on its consolidated results of operations and financial condition.
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
In April 2009, the FASB issued authoritative fair value disclosure guidance included in ASC 825, Financial Instruments, for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the guidance for the fiscal quarter ended November 27, 2009. The adoption of the guidance did not have a material impact on its consolidated results of operations and financial condition.
In December 2007, the FASB issued an update to ASC 805, Business Combinations (“ASC 805”). This update significantly changes the financial accounting and reporting of business combination transactions. The update also establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The update to ASC 805 is effective for acquisitions on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company adopted this update to ASC 805 in fiscal 2010 and it did not have a material impact on the Company’s consolidated financial statements.
NOTE 2 — Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and other types of equity awards, based on the grant date fair value of such share-based awards.
Total stock-based compensation expense for both options and awards recognized for the three months ended February 26, 2010 and February 27, 2009 was approximately $1.8 million for each three month period. Total stock-based compensation expense recognized for the six months ended February 26, 2010 and February 27, 2009 was approximately $3.5 million and $3.6 million, respectively.

Stock Options
The Company’s equity incentive plan provides for grants of options to employees, consultants and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of February 26, 2010, there were 11,747,893 ordinary shares reserved for issuance under this plan, of which 2,066,275 ordinary shares represented the number of shares available for grant.
For stock options, the stock-based compensation expense recognized for the three months ended February 26, 2010 and February 27, 2009 was approximately $1.4 million and $1.8 million, respectively. The stock-based compensation expense recognized for the six months ended February 26, 2010 and February 27, 2009 was approximately $2.7 million and $3.6 million, respectively.
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
The exchange of options in this Option Exchange was treated as a modification of the existing stock options for accounting purposes. Accordingly, unrecognized compensation expenses from the surrendered stock options are being recognized over the new service period of the new granted options. There was no material incremental cost resulting from the Option Exchange.
Summary of Assumptions and Activity
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the six months ended February 26, 2010 is a weighted average of the Company’s historical common stock volatility (80%) together with the historical volatilities of the common stock of comparable publicly traded companies (20%). The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant. The following assumptions were used to value stock options:

	Six Months Ended
	February 26,	February 27,
	2010	2009
Stock options:
Expected term (years)	4.7	5.3
Expected volatility	78%	57%
Risk-free interest rate	2.33%	2.01%
Expected dividends	—	—
A summary of option activity as of and for the six months ended February 26, 2010, is presented below (dollars and shares in thousands, except per share data):

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
			Exercise	Term	Intrinsic
	Shares		Price	(Years)	Value
Options outstanding at August 28, 2009	8,796		$4.99
Options granted	2,809	*	5.45
Options exercised	(423)		1.57
Options forfeited and cancelled	(2,672	)**	8.36

Options outstanding at February 26, 2010	8,510		$4.25	7.3	$21,357

Options exercisable at February 26, 2010	3,973		$3.54	6.1	$13,619

Options vested and expected to vest at February 26, 2010	8,124		$4.23	7.2	$20,677

*	Includes new options granted (1,864) in connection with the Option Exchange.

**	Includes options cancelled (2,450) in connection with the Option Exchange.

The Black-Scholes weighted average fair value of options granted during the three months ended February 26, 2010 and February 27, 2009 was $4.59 and $0.83 per option, respectively. The Black-Scholes weighted average fair value of options granted during the six months ended February 26, 2010 and February 27, 2009 was $2.69 and $1.44 per option, respectively. The total intrinsic value of stock options exercised during the six months ended February 26, 2010, and February 27, 2009 was approximately $1.9 million and $0.3 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
A summary of the status of the Company’s non-vested stock options as of February 26, 2010, and changes during the six months ended February 26, 2010, is presented below (dollars and shares in thousands, except per share data):

			Weighted Average
			Grant Date Fair
	Shares		Value Per Share
Non-vested stock options at August 28, 2009	3,738		$2.87
Non-vested stock options granted	2,809	*	2.69
Vested stock options	(748)		2.60
Non-vested stock options forfeited and cancelled	(1,262	)**	4.37

Non-vested stock options at February 26, 2010	4,537		$2.48

*	Includes new options granted (1,864) in connection with the Option Exchange.

**	Includes unvested options cancelled (1,040) in connection with the Option Exchange.
As of February 26, 2010, there was approximately $11.5 million of total unrecognized compensation costs related to stock options issued to employees, consultants and independent directors. Such costs are expected to be recognized over the weighted average estimated remaining life of 2.4 years. The total fair value of shares vested during the six months ended February 26, 2010 was approximately $1.9 million.
Restricted Share Units (“RSUs”)
The Company’s equity incentive plan also provides for grants of RSUs. In the first quarter of fiscal 2009, the Company began issuing time-based RSUs and performance-based RSUs. In the three months ended February 26, 2010, the Company granted 0.1 million of both time-based and performance-based RSUs.
The time-based RSUs vest over a period ranging from one year to four years and their fair value is determined by the closing price of the Company’s ordinary shares on the date of grant.
The Company has issued two types of performance-based RSUs, the first type was based on an internal metric and the second type was based on an external metric.
The performance-based RSUs containing an internal metric which were issued in fiscal 2009 would have vested in fiscal 2011 if the Company achieved its fiscal 2009 adjusted EBIT target as approved by the Board of Directors. In the first quarter of fiscal 2010, these performance-based RSUs were not awarded because the target was not met.
In the first and second quarters of fiscal 2010, the Company issued performance-based RSUs that contained an external stock market index as a benchmark for performance (“market-based RSUs”). The number of market-based RSUs awarded will depend upon the Company’s stock performance compared to an external stock market index on a date three days before the date set for vesting. The ultimate number of market-based RSUs awarded will then vest three years after the grant date. The fair value of market-based RSUs is determined by using a Monte Carlo valuation model, using the same stock option assumptions listed in the table above.
A summary of the changes in RSUs outstanding under the Company’s equity incentive plan during the six months ended February 26, 2010 is presented below (in thousands, except for weighted average grant date fair value):

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Awards outstanding at August 28, 2009	68	$2.95
Awards granted	1,114	5.88
Awards vested	(5)	2.84
Awards forfeited and cancelled	(6)	5.20

Awards outstanding at February 26, 2010	1,171	$5.75	$7,498

For RSUs, the stock-based compensation expense for the three months ended February 26, 2010 and February 27, 2009 was approximately $0.5 million and $3 thousand, respectively. The stock-based compensation expense for the six months ended February 26, 2010 and February 27, 2009 was approximately $0.8 million and $6 thousand, respectively.
As of February 26, 2010, the Company had approximately $4.5 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures and cancellations, which will be recognized over a weighted average estimated remaining life of 2.4 years.
NOTE 3 — Goodwill and Other Intangible Assets, net
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the fiscal quarter ended February 26, 2010 indicating that impairment may have occurred. As of February 26, 2010, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $1.1 million.
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
The following table summarizes the gross amounts and accumulated amortization of other intangible assets by type as of February 26, 2010 and August 28, 2009 (in thousands):

	Weighted	Value at	As of February 26, 2010		As of August 28, 2009
	Avg. Life	Date of	Accumulated	Carrying	Accumulated	Carrying
	(years)	Acquisition	Amortization	Value	Amortization	Value
Amortized intangible assets:
Customer relationships	10	$3,700	$740	$2,960	$555	$3,145
Technology	7	2,800	800	2,000	600	2,200
Company trade name	20	2,040	204	1,836	153	1,887
Leasehold interest	3	260	163	97	122	138
Non-compete agreement	2	220	220	—	165	55
Product names	9	60	13	47	10	50

Total	11	$9,080	$2,140	$6,940	$1,605	$7,475

Amortization expense related to identifiable intangible assets totaled approximately $0.3 million and $0.5 million for both the three and six months ended February 26, 2010 and February 27, 2009, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the remainder of fiscal 2010, the next four fiscal years and all years thereafter are as follows (in thousands):

Fiscal Year:	Amount
Remainder of fiscal 2010	$480
2011	936
2012	879
2013	879
2014	879
Thereafter	2,887

Total	$6,940

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
The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$16,092	$(1,850)	$20,674	$(8,728)
Denominator:
Weighted average ordinary shares, basic	62,211	61,673	62,092	61,595
Effect of dilutive securities:
Stock options and RSUs	2,799	—	2,421	—

Weighted average ordinary shares, diluted	65,010	61,673	64,513	61,595

Net income (loss) per ordinary share, basic	$0.26	$(0.03)	$0.33	$(0.14)

Net income (loss) per ordinary share, diluted	$0.25	$(0.03)	$0.32	$(0.14)

The Company excluded 4,134,283 and 4,646,930 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per share for the three and six months ended February 26, 2010, respectively, as the effect of their inclusion would have been anti-dilutive. The Company excluded 9,542,530 and 9,527,552 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per share for the three and six months ended February 27, 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
NOTE 5 — Balance Sheet Detail
Inventories
Inventories consist of the following as of February 26, 2010 and August 28, 2009 (in thousands):

	February 26,	August 28,
	2010	2009
Raw materials	$36,859	$20,207
Work-in process	11,493	4,716
Finished goods	42,091	38,192

Total inventory *	$90,443	$63,115

*	As of February 26, 2010 and August 28, 2009, total inventory included approximately 36% and 47% of service inventory, respectively.

Property and Equipment, Net
Property and equipment consist of the following as of February 26, 2010 and August 28, 2009 (in thousands):

	February 26,		August 28,
	2010		2009
Buildings	$583		$539
Office furniture, software, computers and equipment	5,287		5,409
Manufacturing equipment	62,377	*	56,926
Leasehold improvements	17,089		16,893

	85,336		79,767
Less: accumulated depreciation and amortization	48,282	*	43,504

Property and equipment, net	$37,054		$36,263

*
In the second quarter of fiscal 2010, the Company reduced the depreciable life by 1 year of certain manufacturing equipment with net book value of $1 million to reflect its updated estimate of the remaining useful life; this resulted in additional depreciation expense of $120 thousand in the quarter and will continue through the end of calendar 2011.

NOTE 6 — Income Taxes
The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009

Current	$8,443	$1,287	$13,171	$3,479
Deferred	(10)	(24)	(21)	(39)

Total	$8,433	$1,263	$13,150	$3,440

Worldwide income (loss) before provision for income taxes for the three and six months ended February 26, 2010 and February 27, 2009, consisted of the following components (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009

U.S. loss	$(1,731)	$(8,056)	$(5,994)	$(20,387)
Non-U.S. income	26,256	7,469	39,818	15,099

Total	$24,525	$(587)	$33,824	$(5,288)

The effective tax rates for the three months ended February 26, 2010 and February 27, 2009 were approximately 34% and 215%, respectively. The effective tax rates for the six months ended February 26, 2010 and February 27, 2009 were approximately 39% and 65%, respectively. The effective tax rate of 34% for the three months ended February 26, 2010 and 39% for the six months ended February 26, 2010 differed from the 35% U.S. statutory tax rate. The increases in the effective tax rates were principally due to losses in the U.S. and certain non-U.S. jurisdictions that generated no tax benefit. The decreases in the effective tax rates were principally due to a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions. Taxable income of $29.4 million earned by profitable non-U.S. entities for the three months ended February 26, 2010 and $46.2 million for the six months ended February 26, 2010 was subject to a tax rate of approximately 29%. This combination of loss generating entities without any associated tax benefit and income taxes in profitable non-U.S. jurisdictions resulted in a consolidated effective tax rate of 34% and tax expense of $8.4 million for the three months ended February 26, 2010. Similarly the 215% effective tax rate for the three months ended February 27, 2009 and 65% for the six months ended February 27, 2009 exceeded the 35% U.S. statutory tax rate principally due to losses in the U.S. and certain non-U.S. jurisdictions that generated no tax benefit, and write-downs of non-deductible goodwill, partially offset by a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions.
The tax holiday (Pioneer Status) for the Company’s Malaysian operations has been renewed through May 31, 2014. While the holiday is for a ten year period, the Company must comply with certain conditions during the initial five years. On May 29, 2009, the Company submitted an application with supporting documentation as required under the terms of the holiday. Subsequent to the filing, the Company started discussions on its compliance with the conditions. On March 4, 2010, the Ministry of Finance and the Ministry of Trade and Industry resolved the Company’s compliance with the conditions and continued the holiday through May 31, 2014 as originally granted.

The liability for uncertain tax positions was $0.1 million at February 26, 2010.
As of February 26, 2010, the Company evaluated its valuation allowance on deferred tax assets to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years. The Company has a cumulative loss for the U.S. in recent years and projects a tax loss for the U.S. in the current fiscal year and for the foreseeable future. A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets. As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets.
NOTE 7 — Indebtedness
On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend on-going reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments.
The Company incurred approximately $4.9 million in related debt issuance costs, the remaining portion of which is included in other non-current assets in the accompanying condensed consolidated balance sheets. Except for the portion written off in connection with the repurchase discussed below, debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem debt outstanding under the Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired $26.2 million of the principal amount of the Notes for $25.0 million, at 95.5% of the principal or face amount. In connection with the repurchase, for the three months ended November 27, 2009, a gain of $1.2 million was recognized in other income (expense), offset by a $0.4 million write-off of debt issuance costs. As of February 26, 2010, the remaining aggregate principal amount outstanding under the Notes was $55.1 million.
On August 28, 2009, the Company adopted ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. As of February 26, 2010, the fair value of the Notes was estimated to be approximately $54.0 million.
NOTE 8 — Fair Value Measurements
In the first quarter of fiscal 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures, for all financial assets and financial liabilities and for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The guidance provided a one year deferral of the effective date of ASC 820 for other non-financial assets and non-financial liabilities. Effective in the first quarter of fiscal 2010, the Company adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities.
The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and Wells Fargo credit facility approximates the carrying amount due to the relatively short maturity of these items. Cash and cash equivalents consist of funds held in general checking and savings accounts, money market accounts and certificates of deposits with an original maturity on the date of purchase of three months or less. The Company does not have investments in variable rate demand notes or auction rate securities.

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

•
Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include its current variable-to-fixed interest rate swap.

•
Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any assets or liabilities measured under Level 3.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs
	Assets or	Corroborated
	Liabilities	by Market Data
	Level 1	Level 2	Total
Balances as of February 26, 2010:
Assets: (1)
Money market funds (2)	$29.7	$—	$29.7
Certificates of deposit (2)	18.5	—	18.5

Total assets measured at fair value (3)	$48.2	$—	$48.2

Liabilities:
Current variable-to-fixed interest rate swap	$—	$(0.5)	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$(0.5)

Balances as of August 28, 2009:
Assets: (1)
Money market funds (2)	$79.2	$—	$79.2
Certificates of deposit (2)	24.0	—	24.0

Total assets measured at fair value (3)	$103.2	$—	$103.2

Liabilities:
Current variable-to-fixed interest rate swap	$—	$(1.3)	$(1.3)

Total liabilities measured at fair value	$—	$(1.3)	$(1.3)

(1)	There were no assets or liabilities measured under Level 3.

(2)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.

(3)	The total in Level 1 does not include $70.5 million and $44.5 million of cash balances from checking and savings accounts on February 26, 2010 and August 28, 2009, respectively.
Derivative Instruments
The Company has an outstanding interest rate swap agreement (the “Swap”) for $40.0 million notional amount. The Swap has an expiration date of April 28, 2010 and under its terms, the Company pays a fixed rate of 9.97% related to such notional amount. The Company entered into the Swap in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company receives interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swap essentially replaced the variable interest rate on a portion of the Notes with a fixed interest rate through the expiration date. The Swap is accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivatives on the balance sheet at fair value. The fair value of the outstanding derivative instrument referred to above was a liability of approximately $0.5 million and $1.3 million as of February 26, 2010 and August 28, 2009, respectively. Besides the interest rate swap, the Company has no other derivative instruments such as currency hedging as of February 26, 2010.
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
The following table reconciles the changes in the Company’s accrued warranty (in thousands):

Six Months Ended
February 26,
2010
Balance of accrual at August 28, 2009	$694
Warranty claims	(309)
Provision for product warranties	247

Balance of accrual at February 26, 2010	$632

Product warranty reserves are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
In addition to potential liability for warranties related to defective products, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from the infringement by its products of third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.
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
Tessera
On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against a subsidiary of the Company, as well as A-DATA Technology Co., Ltd., A-DATA Technology (U.S.A.) Co., Ltd., Acer America Corp., Acer Inc., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Nanya Technology Corp., Nanya Technology Corp. U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., TwinMOS Technologies Inc., and Twin MOS Technologies USA Inc. (each a “Respondent” and collectively, “Respondents”). Tessera claims that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977, 6,133,627, 5,663,106 and 6,458,681 (the “Asserted Patents”). Tessera’s Complaint requested that the ITC institute an investigation into the matter. Tessera also requested the following relief from the ITC:
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
On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation in an effort to streamline the case. On May 29, 2008, the Administrative Law Judge (“ALJ”) set trial for September 22, 2008, which trial has been completed. On August 28, 2009 the ALJ issued his Initial Determination. Among other conclusions reached, the ALJ concluded that, although Tessera’s patents were found to be valid, no infringement by the Company’s subsidiary or the other Respondents was found. In addition, with respect to one Respondent, the ALJ concluded in his Initial Determination that the doctrine of patent exhaustion applied to DRAM packaged by Tessera licensed entities. Tessera appealed the Initial Determination, and on December 29, 2009, the ITC issued a notice stating that it had determined that there has been no violation of §337 of the Tariff Act of 1930, 19 U.S.C. §1337, and that it had terminated the investigation. Furthermore, in the Final Determination subsequently issued, the ITC affirmed the ALJ’s finding of no violation by the Company’s subsidiary as set forth in the Initial Determination. Tessera has appealed the Final Determination, and its appeal remains pending with the Federal Circuit Court of Appeals. We continue to believe that we have meritorious defenses against Tessera’s claims, including the fact that over 95% of the packaged DRAMs that the Company’s subsidiary uses in its memory module products are purchased (directly or indirectly) from DRAM manufacturers that Tessera acknowledges are licensed under the Asserted Patents.
Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, alleging infringement of the same patents at issue in the ITC action. The district court action seeks an unspecified amount of damages and injunctive relief. The district court action has been stayed pending the completion of the ITC action.
Ring Technology
On December 11, 2009, Ring Technology Enterprises of Texas, LLC (“Ring Technology”) filed a complaint in the Eastern District of Texas alleging infringement of United States Patent No. 6,879,526 entitled “Methods and Apparatus for Improved Memory Access” (the “‘526 patent”) by two subsidiaries of the Company as well as by A-Data Technology (U.S.A.) Co., Ltd., Elpida Memory (USA) Inc., Hewlett-Packard Company, Hewlett-Packard Inter-Americas, Hitachi Global Storage Technologies, Inc., Hitachi Computer Products (America), Inc., Hitachi Electronic Devices (USA), Inc., Micron Technology, Inc., Micron Semiconductor Products, Inc., Micron Technology Services, Inc., Nan ya Technology Corporation, Samsung Semiconductor, Inc., Samsung America, Inc., Samsung International, Inc., Sanmina-SCI Corporation, Dell Inc., International Business Machines Corporation, Sun Microsystems, Inc., Sun Microsystems of California, Inc., Sun Microsystems International, Inc., Sun Microsystems Federal, Inc., Kingston Technology Corporation, Kingston Technology Company, Inc. (Delaware), Elpida Memory, Inc., A-Data Technology Co., Ltd., Nanya Technology Corporation, Samsung Electronics Co., Ltd., and Hitachi, Ltd. Ring Technology alleges that the Company’s two subsidiaries have been and now are infringing, jointly infringing and/or contributing to the infringement of the ‘526 patent, by making, using, importing, offering for sale, and/or selling one or more devices having a memory device and a set of shift registers interconnected in series that shift data from the memory device from one shift register to the next in the set according to a shift frequency received from a clock signal, e.g., a random access memory device employing an Advanced Memory Buffer covered by one or more claims of the ‘526 patent. Ring Technology claims liability for infringement of the ‘526 patent pursuant to 35 U.S.C. §271 and seeks an unspecified amount of damages and injunctive relief. In February 2010, the Company’s subsidiaries answered the Ring Technology complaint and denied the allegations of infringement.
Contingencies
During the fourth quarter of fiscal 2008, the Sao Paulo, Brazil, State Tax Inspector informed the Company’s Brazilian subsidiary (“SMART Brazil”) that certain tax credits, for state value added taxes, transferred during 2004 between two Brazilian entities may not have represented an authorized transfer. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (Solectron) and the full amount of any related tax assessment against SMART would be subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004. A notice was received from the Sao Paulo, Brazil Tax Authorities (Delegacia Tributaria de Julgamento) by SMART Brazil on October 3, 2008 providing an assessment for the recovery of the tax credits as well as interest and penalties related to the transfer of these credits. SMART Brazil has notified Solectron and its parent company, Flextronics International Ltd. (Flextronics) of this assessment, and under the terms of the Transaction Agreement, Flextronics has elected to assume responsibility for the appeals process for this case on SMART Brazil’s behalf. The Sao Paolo, Brazil Tax Authorities rejected the appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Tax Administrative Court (Tribunal de Impostos e Taxas). On October 23, 2009, there was a hearing on the appeal and on December 5, 2009, the appeal was rejected. In January 2010, Flextronics filed another appeal. As of February 26, 2010, the Company carries both a tax liability and a corresponding indemnity receivable for approximately $3.8 million (or 6.8 million BRL). The Company believes that the likelihood of any material loss arising from this matter is not probable, and as such, not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 10 — Segment and Geographic Information
The Company currently operates in one operating segment: the design, manufacture, and distribution of electronic subsystem products to various segments of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, the Company now operates in one segment.
A summary of the Company’s net sales and property and equipment, net, by geographic area, as well as net sales by type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Geographic net sales:
U.S.	$47,950	$47,873	$91,054	$105,074
Other Americas	71,344	26,968	117,811	70,056
Europe	9,832	14,424	18,462	30,732
Asia	30,984	19,824	55,876	44,002

Total	$160,110	$109,089	$283,203	$249,864

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Product net sales	$150,320	$100,190	$265,461	$228,990
Service revenue	9,790	8,899	17,742	20,874

Net sales	$160,110	$109,089	$283,203	$249,864

	February 26,	August 28,
	2010	2009
Property and equipment, net:
U.S.	$6,557	$7,724
Other Americas	23,595	22,654
Europe	30	40
Asia	6,872	5,845

Total	$37,054	$36,263

NOTE 11 — Major Customers
A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of each fiscal period of 10% or more of our total net accounts receivable, are as follows:

	Percent of Net Sales
	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Customer A	22%	30%	22%	32%
Customer B	18%	12%	18%	12%
Customer C	13%	*	12%	*

*	Less than 10%
As of February 26, 2010, approximately 33%, 28% and 17% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 28, 2009, approximately 27%, 27% and 26% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 12 — Restructuring
During the second quarter of fiscal 2009, the Company initiated a restructuring plan (the “FY09 Plan”) to reduce its global workforce in order to improve the Company’s cost structure in the uncertain economic environment. In an effort to reduce cost in the third quarter of fiscal 2009, the Company initiated another restructuring plan to reduce its global workforce, which plan was included in the FY09 Plan. The FY09 Plan included charges consisting primarily of severance payments and other employee-related expenses. All severance payments and employee-related expenses in connection with the FY09 Plan have been paid as of February 26, 2010.
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
NOTE 14 — Other Income (Expense), Net
The following table provides the detail of other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Gain on legal settlement*	$3,044	$—	$3,044	$—
Gain on early repayment of long-term debt	—	—	1,178	—
Foreign currency gains (losses)	2	97	(48)	(703)
Other	179	12	343	46

Total other income (expense), net	$3,225	$109	$4,517	$(657)

*	In December 2009, the Company received this settlement as a non-active participant, class member in a class action against certain component suppliers initiated in 2002.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements as these are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 28, 2009 filed with the SEC on November 9, 2009, as revised in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended November 27, 2009 filed with the SEC on January 6, 2010. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules, flash memory cards and solid state storage products such as embedded flash and solid state drives or SSDs. We offer these products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, aerospace, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, personal computers (“PCs”), notebooks, printers and gaming machines. Generally, increases in overall demand by end users for, and increases in memory content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory content can have a negative effect on our business, financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs and rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999 and operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition, we repositioned portions of our business by focusing on delivery of certain higher value added products, diversifying our end markets, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers and package them into memory integrated circuits and build memory modules. In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we renamed to SMART Modular Technologies (AZ), Inc.
We currently operate in one reportable segment: the design, manufacture, and distribution of electronic subsystem products to various segments of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company wide basis. In fiscal 2008 and 2009, we had categorized our products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, we now operate in one segment. In addition, during the first quarter of fiscal 2010, we indicated that we were planning to exit from display and embedded products. As of the filing of this Quarterly Report on Form 10-Q we have not committed to a definitive exit plan, however we expect to exit this non-core business by the end of the third quarter of fiscal 2010. Management’s decision to exit display and embedded products was based on a determination that the market for these products was not scalable to significant revenue growth by the Company. These product lines accounted for only three percent or less of net sales for each of the past four fiscal quarters and we do not consider it to be a business component that would otherwise require separate reporting of its activities under discontinued operations. Net sales of display and embedded products have been declining as a percentage of our net sales. We continue to assess exit costs from these non-core products and we do not expect this to have a material impact on our business, results of operations or financial condition.
Key Business Metrics
The following is a brief description of the major components of the key line items in our financial statements.
Net Sales
We generate product revenues predominantly from sales of our value added subsystems, including memory modules, flash memory cards and solid state storage products, principally to leading computing, networking, communications, printer, storage, aerospace, defense and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for, a significant percentage of our net sales in the foreseeable future.
Cost of Sales
The most significant components of cost of sales are materials, fixed manufacturing costs, labor and depreciation. Increases in capital expenditures may increase our future cost of sales due to higher levels of depreciation expense. Cost of sales also includes any inventory write-downs. We may write-down inventory for a variety of reasons, including obsolescence, excess quantities and declines in market value to below our cost.
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
Revenue Recognition
Our product revenues are predominantly derived from the sale of value added subsystems, including memory modules, flash memory cards and solid state storage products, which we design and manufacture. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales. Taxes, including value added taxes, assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction are excluded from revenue.
Our service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services. Our service revenue is accounted for on an agency basis. Service revenue for these arrangements is typically based on material procurement costs plus a fee for the services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement, have general inventory risk, have the ability to set the price, have the ability to determine who the suppliers are, can physically change the product, or have credit risk. Under some service arrangements, we retain inventory risk. All inventories held under service arrangements are included in the inventories reported on the consolidated balance sheet.
The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009

Service revenue	$9,790	$8,899	$17,742	$20,874
Cost of sales — service (1)	211,390	143,913	364,994	330,123

Gross billings for services	221,180	152,812	382,736	350,997
Plus: Product net sales	150,320	100,190	265,461	228,990

Gross billings to customers	$371,500	$253,002	$648,197	$579,987

Product net sales	$150,320	$100,190	$265,461	$228,990
Service revenue	9,790	8,899	17,742	20,874

Net sales	$160,110	$109,089	$283,203	$249,864

(1)	Represents cost of sales associated with service revenue reported on a net basis.
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
As a result of the recent macroeconomic environment and associated credit market conditions, both liquidity and access to capital have impacted some of our customers. We have continued to closely monitor our credit exposure with our customers to anticipate exposures and minimize our risk.

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
Restructuring Charges
We record and account for our restructuring activities following formally approved plans that identify the actions and timelines over which the restructuring activities will occur. Restructuring charges include estimates pertaining to such items as employee severance and related benefit costs, facility exit costs, subleasing assumptions, and other assumptions. Adjustments to these estimates are made when changes in facts and circumstances suggest actual amounts will differ from original estimates. These changes in estimates may result in increases or decreases to our results of operations in future periods and would be presented under restructuring charges on our consolidated statements of operations.
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
The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. We recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not, in our judgment, more likely than not that the position will be sustained, then we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues, and commencement of new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
Stock-Based Compensation
We account for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires us to recognize expenses in our statement of operations related to all share-based payments, including grants of stock options and RSUs, based on the grant date fair value of such share-based awards. The key assumptions used in valuing share-based awards are described in Note 2 to the Condensed Consolidated Financial Statements.
Results of Operations
The following is a summary of our results of operations for the three and six months ended February 26, 2010 and February 27, 2009 (in millions):

	Three Months Ended				Six Months Ended
	February 26,	% of	February 27,	% of	February 26,	% of	February 27,	% of
	2010	sales	2009	sales	2010	sales	2009	sales

Net sales	$160.1	100%	$109.1	100%	$283.2	100%	$249.9	100%
Cost of sales	118.1	74%	85.0	78%	212.4	75%	200.0	80%

Gross profit	42.0	26%	24.1	22%	70.8	25%	49.9	20%

Research and development	5.2	3%	5.1	5%	10.9	4%	10.6	4%
Selling, general and administrative	14.3	9%	13.8	13%	27.7	10%	28.2	11%
Goodwill impairment	—	—	3.2	3%	—	—	10.4	4%
Restructuring charges	—	—	0.9	1%	—	—	1.8	1%

Total operating expenses (1)	19.6	12%	23.1	21%	38.6	14%	51.1	20%

Income (loss) from operations (1)	22.5	14%	1.0	1%	32.1	11%	(1.2)	0%
Interest expense, net	(1.2)	-1%	(1.7)	-2%	(2.8)	-1%	(3.5)	-1%
Other income (expense), net	3.2	2%	0.1	0%	4.5	2%	(0.7)	0%

Total other income (expense) (1)	2.1	1%	(1.6)	-1%	1.7	1%	(4.1)	-2%

Income (loss) before provision for income taxes (1)	24.5	15%	(0.6)	-1%	33.8	12%	(5.3)	-2%
Provision for income taxes	8.4	5%	1.3	1%	13.2	5%	3.4	1%

Net income (loss) (1)	$16.1	10%	$(1.9)	-2%	$20.7	7%	$(8.7)	-3%

(1)	Summations may not compute precisely due to rounding.
Three and Six Months Ended February 26, 2010 as Compared to the Three and Six Months Ended February 27, 2009
Net Sales
Net sales for the three months ended February 26, 2010 were $160.1 million, a 47% increase from $109.1 million for the three months ended February 27, 2009. Net sales for the six months ended February 26, 2010 were $283.2 million, a 13% increase from $249.9 million for the six months ended February 27, 2009. These increases were primarily due to considerable strength in DRAM end user demand, especially in Brazil, substantially higher DRAM pricing, and increased demand for flash products, offset by decreased net sales from display and embedded computing products, which products we plan to exit from by the end of the third quarter of fiscal 2010.

Cost of Sales
Cost of sales for the three months ended February 26, 2010 was $118.1 million, a 39% increase from $85.0 million for the three months ended February 27, 2009. The increase in cost of sales was primarily due to a $28.7 million, or 40%, increase in cost of products resulting from the increase in net sales, as well as an increase of $4.4 million in our factory overhead and other components of cost of sales including higher payroll and other employee-related expenses resulting from the restoration during the quarter of salaries to U.S. employees (including named executive officers) that were temporarily reduced during fiscal 2009, as well as increased bonus expenses.
Cost of sales for the six months ended February 26, 2010 was $212.4 million, a 6% increase from $200.0 million for the six months ended February 27, 2009. The increase in cost of sales was primarily due to a $11.2 million, or 7%, increase in cost of products resulting from the increase in net sales and an increase of $1.2 million in our factory overhead and other components of cost of sales. We benefited from the headcount and salary reductions implemented last year, which were partially offset by higher base salaries for U.S. employees and bonus expenses in the current quarter.
Cost of sales as a percent of net sales decreased to 74% for the three months ended February 26, 2010, from 78% for the three months ended February 27, 2009. Cost of sales as a percent of net sales decreased to 75% for the six months ended February 26, 2010, from 80% for the six months ended February 27, 2009. The decreases in the percent of net sales for both the three and six month periods reflected increased DRAM pricing and the fact that the Company had previously positioned inventory in anticipation of shortages in the DRAM market to ensure customers availability of supply.
Gross Profit
Gross profit for the three months ended February 26, 2010 was $42.0 million, or a 75% increase from $24.1 million for the three months ended February 27, 2009. Gross profit for the six months ended February 26, 2010 was $70.8 million, or a 42% increase from $49.9 million for the six months ended February 27, 2009. The increase in gross profit dollars for both the three and six month periods were primarily due to the higher net sales as explained above.
Gross profit percentage increased to 26% for three months ended February 26, 2010 up from 22% for the three months ended February 27, 2009. Gross margin percentage increased to 25% for six months ended February 26, 2010 up from 20% for the six months ended February 27, 2009. The increase in gross profit percentage for both the three and six month periods was primarily due to increased DRAM pricing, a favorable shift in the mix of products sold during the period with sales of higher margin products comprising a larger percentage of net sales in the respective periods, manufacturing efficiencies resulting from the benefit of fixed manufacturing costs as sales were increasing, and the fact that the Company had previously positioned inventory in anticipation of shortages in the DRAM market to ensure customers availability of supply.
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended February 26, 2010 were $5.2 million, relatively flat with the $5.1 million for the three months ended February 27, 2009. R&D expenses for the six months ended February 26, 2010 were $10.9 million, almost a 4% increase from $10.6 million for the six months ended February 27, 2009. This increase was primarily due to increased payroll and other employee-related expenses resulting from the restoration during the second quarter of salaries to U.S. employees (including named executive officers) that were temporarily reduced during fiscal 2009, as well as increased bonus expenses.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended February 26, 2010 were $14.3 million, a 4% increase from $13.8 million for the three months ended February 27, 2009. Sales and marketing expenses decreased by $0.5 million primarily due to lower payroll and other employee-related expenses as a result of decreased headcount which was partially offset by increased payroll and other employee-related expenses resulting from the restoration during the second quarter of salaries to U.S. employees (including named executive officers) that were temporarily reduced during fiscal 2009, as well as increased bonus expenses. General and administrative expenses increased $1.0 million primarily due to a $1.3 million increase in payroll and other employee-related expenses resulting from the restoration during the second quarter of salaries to U.S. employees (including named executive officers) that were temporarily reduced during fiscal 2009, as well as increased bonus expenses, partially offset by a $0.2 million decrease in bad debt expense.
SG&A expenses for the six months ended February 26, 2010 were $27.7 million, a 2% decrease from $28.2 million for the six months ended February 27, 2009. Sales and marketing expenses decreased by $2.0 million primarily due to lower payroll and other employee-related expenses as a result of decreased headcount which more than offset the increased payroll and other employee-related expenses resulting from the restoration during the second quarter of salaries to U.S. employees (including named executive officers) that were temporary reduced during fiscal 2009, as well as increased bonus expenses. General and administrative expenses increased $1.5 million primarily due to a $1.7 million increase in bonus expenses and $0.3 million increase in payroll and other employee-related expenses resulting from the restoration during the second quarter of salaries to U.S. employees (including named executive officers) that were temporary reduced during fiscal 2009, partially offset by a $0.3 million decrease in IT-related costs.

Goodwill Impairment and Restructuring Charges
We did not incur any goodwill impairment or restructuring charges for the three and six months ended February 26, 2010. Goodwill impairment charges of $3.2 million and $10.4 million for the three and six months ended February 27, 2009, respectively, were related to the Adtron reporting segment which existed at that time. Restructuring costs of $0.9 million and $1.8 million for the three and six months ended February 27, 2009 were primarily from the consolidation of certain operations in Asia and the Caribbean.
Interest Expense, Net
Net interest expense for the three months ended February 26, 2010 was $1.2 million compared to $1.7 million for the three months ended February 27, 2009. The decrease in net interest expense was primarily due to a $0.6 million decrease in interest expense resulting from lower outstanding long-term debt following a repurchase in the first quarter of fiscal 2010 of $26.2 million aggregate principal amount of the senior secured floating exchange rate notes due April 2012 (the “Notes”).
Net interest expense for the six months ended February 26, 2010 was $2.8 million compared to $3.5 million for the six months ended February 27, 2009. The decrease in net interest expense was primarily due to a $0.9 million decrease in interest expense resulting from lower outstanding long-term debt and a $0.4 million write-off of loan fees associated with the repurchase of the Notes in the first quarter of fiscal 2010, partially offset by a $0.2 million decrease in interest income due to lower interest rates on bank deposit accounts.
Other Income (Expense), net
Net other income for the three months ended February 26, 2010 was $3.2 million compared to $0.1 million for the three months ended February 27, 2009. This increase was largely due to a $3.0 million legal settlement.
Net other income for the six months ended February 26, 2010 was $4.5 million compared to net other expense of $0.7 million for the six months ended February 27, 2009. This increase was primarily due to a $3.0 million legal settlement, a $1.2 million gain on the partial repurchase of the Notes and a $0.7 million reduction in foreign currency transaction losses, mainly from our Brazil operations.
Provision for Income Taxes
The effective tax rates for the three months ended February 26, 2010 and February 27, 2009 were approximately 34% and 215%, respectively. The effective tax rates for the six months ended February 26, 2010 and February 27, 2009 were approximately 39% and 65%, respectively. The effective tax rate of 34% for the three months ended February 26, 2010 and 39% for the six months ended February 26, 2010 differed from the 35% U.S. statutory tax rate. The increases in the effective tax rates were principally due to losses in the U.S. and certain non-U.S. jurisdictions that generated no tax benefit. The decreases in the effective tax rates were principally due to a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions. Taxable income of $29.4 million earned by profitable non-U.S. entities for the three months ended February 26, 2010 and $46.2 million for the six months ended February 26, 2010 was subject to a tax rate of approximately 29%. This combination of loss generating entities without any associated tax benefit and income taxes in profitable non-U.S. jurisdictions resulted in a consolidated effective tax rate of 34% and tax expense of $8.4 million. Similarly, the 215% effective tax rate for the three months ended February 27, 2009 and 65% for the six months ended February 27, 2009 exceeded the 35% U.S. statutory tax rate principally due to losses in the U.S and certain non-U.S. jurisdictions that generated no tax benefit, and write- downs of non-deductible goodwill, partially offset by a lower effective tax rate on profits being generated in non-U.S. tax jurisdictions.
The tax holiday (Pioneer Status) for the Company’s Malaysian operations has been renewed through May 31, 2014. While the holiday is for a ten year period, the Company must comply with certain conditions during the initial five years. On May 29, 2009, the Company submitted an application with supporting documentation as required under the terms of the holiday. Subsequent to the filing, the Company started discussions on its compliance with the conditions. On March 4, 2010, the Ministry of Finance and the Ministry of Trade and Industry resolved the Company’s compliance with the conditions and continued the holiday through May 31, 2014 as originally granted.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flow from operations and borrowings under the Notes. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense. Cash and cash equivalents consist of funds held in general checking, savings, money market accounts and certificates of deposit.
Debt Service
As of February 26, 2010, we had total long-term indebtedness of $55.1 million, which represents the aggregate principal amount outstanding under the Notes.

Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes” as referenced above). The Notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The guarantees are secured by the capital stock of most of our subsidiaries. The obligations under the Notes are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of February 26, 2010.
Senior Secured Revolving Line of Credit Facility. The Company also has a borrowing capacity of $35 million available under the Second Amended and Restated Loan and Security Agreement dated April 30, 2007 (the “Restated 2007 Loan and Security Agreement”) entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, and Wells Fargo Bank, National Association, as lender, arranger, administrative agent and security trustee. On August 14, 2009, we entered into the Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”; the Restated 2007 Loan and Security Agreement as amended by the Second Amendment is referred to as the “WF Credit Facility”). As a result of the Second Amendment, we are no longer required to comply with certain financial covenants under the Restated 2007 Loan and Security Agreement unless there are borrowings outstanding. If we do not meet the financial covenants or financial condition test, then we will be unable to borrow under the WF Credit Facility. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of February 26, 2010. We plan to renew the WF Credit Facility when it expires on April 30, 2010.
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
Sources and Uses of Funds
As of February 26, 2010, we had $118.7 million in unrestricted cash. We have generated cash flow from operating activities each fiscal year since our spin-off from Solectron in 2004. From fiscal 2004 through fiscal 2009, our capital expenditures have been 3% or less of net sales. In fiscal 2010, we expect our capital expenditures to be approximately 4% of net sales due to capacity expansion and initiation of flash packaging and Micro SD card manufacturing in Brazil.
On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem debt outstanding under the Notes. On October 22, 2009, using available cash, the Company repurchased and retired $26.2 million of the principal amount of the Notes for $25.0 million, at 95.5% of the principal or face amount. As of February 26, 2010, the aggregate principal amount outstanding under the Notes was $55.1 million. The $55.1 million aggregate balance under the Notes is not due until April 2012. Given the foregoing, we anticipate that we will meet our working capital needs, be able to fund our R&D and capital expenditures, and be able to service requirements on our debt obligations for at least the next 12 months. Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
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
Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities and issuances of our ordinary shares and the Notes. As of February 26, 2010, our cash and cash equivalents were $118.7 million.
Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended February 26, 2010 was primarily comprised of $20.7 million of net income and $9.8 million of non-cash related expenses, offset by a $25.6 million change in our net operating assets and liabilities. The $25.6 million change in operating assets and liabilities includes an increase in accounts receivable of $50.4 million, an inventory increase of $27.8 million and an increase in prepaid expenses and other assets of $4.9 million. The increase in accounts receivable was primarily due to increased gross sales, as well as slower collections resulting from the Chinese New Year holidays in February 2010. The increase in inventory was mainly due to our positioning in a shortage market, as well as to prepare for increases in demand for our logistics business. Cash used in the period was partially offset by cash generated from increases in accounts payable of $48.3 million and an increase in accrued expenses and other liabilities of $9.2 million.

Net cash provided by operating activities for the six months ended February 27, 2009 was primarily comprised of $20.8 million of non-cash related expenses and a $12.5 million change in our net operating assets and liabilities, offset by an $8.7 million net loss. The $12.5 million change in operating assets and liabilities is comprised of cash generated from an accounts receivable decrease of $73.4 million and a prepaid expenses and other assets decrease of $0.8 million, partially offset by cash used for an inventory increase of $26.6 million, a decrease in accounts payable of $33.6 million and a decrease in accrued expenses and other liabilities of $1.5 million.
Cash Flows from Investing Activities. Net cash used in investing activities of $9.8 million for the six months ended February 26, 2010 was primarily due to purchases of $8.0 million in property and equipment and cash deposits of $2.1 million on equipment, partially offset by proceeds from sales of property and equipment of $0.3 million. Net cash used in investing activities of $11.4 million for the six months ended February 27, 2009 was primarily due to purchases of $9.1 million in property and equipment, cash deposits of $0.8 million on equipment and a payment for contingent consideration related to the Adtron earn-out of $1.5 million.
Cash Flows from Financing Activities. Net cash used in financing activities of $24.3 million for the six months ended February 26, 2010 was primarily due to $25.0 million used for the partial repurchase of the Notes, partially offset by $0.7 million provided by ordinary share issuances through option exercises. Net cash provided by financing activities of $0.5 million for the six months ended February 27, 2009 was due to ordinary share issuances through option exercises.
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
Foreign Exchange Risks
We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products are denominated mainly in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Some of the sales of our products are denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. In addition, we have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. We do not currently purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt, including the $55.1 million aggregate balance outstanding under the Notes as of February 26, 2010. In addition, our WF Credit Facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year. We entered into an interest rate swap agreement (the “Swap”) for $40.0 million notional amount. The Swap has an expiration date of April 28, 2010, and under its terms, we pay a fixed rate of 9.97% related to such notional amount. We entered into the Swap in order to hedge a portion of our future cash flows against interest rate exposure resulting from the Notes. There can be no assurance that the outstanding interest rate swap or any other interest rate swaps that we may subsequently implement will be effective.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal matters.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 28, 2009 that was filed on November 9, 2009 and in our Quarterly Report on Form 10-Q for the three months ended November 27, 2009 that was filed on January 6, 2010.
Item 5. Other Information
Submission of Matters to a Vote of Security Holders At our Annual General Meeting of Shareholders held on January 26, 2010, the following actions were taken:
1. Election of the Board of Directors comprised of the following members:

Nominee	Votes For	Votes Withheld	Non-Votes
Iain MacKenzie	52,907,582	230,377	5,589,855
Ajay Shah	52,913,890	224,069	5,589,855
Harry W. (Webb) McKinney	52,944,586	193,373	5,589,855
Kimberly E. Alexy	52,816,656	321,303	5,589,855
Dennis McKenna	52,946,886	191,073	5,589,855
Dr. C.S. Park	51,980,754	1,157,205	5,589,855
Mukesh Patel	52,919,090	218,869	5,589,855
Clifton Thomas Weatherford	52,806,948	331,011	5,589,855
2. Vote to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending August 27, 2010.

Votes For	Votes Against	Abstain
58,128,359	461,685	137,770

Item 6. Exhibits
The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BARRY ZWARENSTEIN
	Name:	Barry Zwarenstein
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 7, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002