Form 10-Q
period 2010-05-28
SMART Modular Technologies (WWH), Inc.
filed 2010-07-02
CIK 1326973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of June 29, 2010: 62,614,927.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 28,	August 28,
	2010	2009
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$105,981	$147,658
Accounts receivable, net of allowances of $1,574 and $1,591 as of May 28, 2010 and August 28, 2009, respectively	212,426	130,953
Inventories	110,191	63,115
Prepaid expenses and other current assets	29,222	12,628

Total current assets	457,820	354,354
Property and equipment, net	44,045	36,263
Goodwill	1,061	1,061
Other intangible assets, net	6,700	7,475
Other non-current assets	7,497	4,585

Total assets	$517,123	$403,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$146,783	$68,928
Accrued expenses	29,512	16,615

Total current liabilities	176,295	85,543
Long-term debt	55,072	81,250
Other long-term liabilities	441	2,120

Total liabilities	$231,808	$168,913

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 62,574,528 and 61,904,788 shares issued and outstanding as of May 28, 2010 and August 28, 2009, respectively	10	10
Additional paid-in capital	116,029	109,264
Accumulated other comprehensive income	12,467	4,333
Retained earnings	156,809	121,218

Total shareholders’ equity	285,315	234,825

Total liabilities and shareholders’ equity	$517,123	$403,738

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net sales	$201,235	$91,645	$484,438	$341,509
Cost of sales (1)	155,738	73,008	368,162	272,989

Gross profit	45,497	18,637	116,276	68,520

Operating expenses:
Research and development (1)	6,657	4,478	17,606	15,056
Selling, general and administrative (1)	16,340	13,585	44,037	41,834
Restructuring charges	—	989	—	2,810
Goodwill impairment	—	—	—	10,416

Total operating expenses	22,997	19,052	61,643	70,116

Income (loss) from operations	22,500	(415)	54,633	(1,596)
Interest expense, net	(837)	(1,629)	(3,663)	(5,079)
Other income (expense), net	608	26	5,125	(631)

Total other income (expense)	(229)	(1,603)	1,462	(5,710)

Income (loss) before provision for income taxes	22,271	(2,018)	56,095	(7,306)
Provision for income taxes	7,354	368	20,504	3,808

Net income (loss)	$14,917	$(2,386)	$35,591	$(11,114)

Net income (loss) per share, basic	$0.24	$(0.04)	$0.57	$(0.18)

Net income (loss) per share, diluted	$0.23	$(0.04)	$0.55	$(0.18)

Shares used in computing net income (loss) per ordinary share	62,463	61,738	62,216	61,640

Shares used in computing net income (loss) per diluted share	65,502	61,738	64,843	61,640

(1) Stock-based compensation by category:

Cost of sales	$192	$137	$511	$525
Research and development	378	404	982	1,286
Selling, general and administrative	1,338	949	3,900	3,266
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$14,917	$(2,386)	$35,591	$(11,114)
Other comprehensive income (loss):
Net changes in unrealized gain (loss) on derivative instruments accounted for as cash flow hedges	161	207	1,149	(144)
Foreign currency translation	8,079	3,692	6,985	(19,021)

Comprehensive income (loss)	$23,157	$1,513	$43,725	$(30,279)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 28,	May 29,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$35,591	$(11,114)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,779	9,586
Stock-based compensation	5,393	5,077
Changes in allowances for accounts receivable and sales returns	(19)	(402)
Amortization of debt issuance costs	861	764
Loss on sale of assets	430	672
Gain on early repayment of long-term debt	(1,178)	—
Loss on display business divestiture	486	—
Goodwill impairment	—	10,416
Non cash restructuring credit	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(79,732)	67,755
Inventories	(46,314)	4,587
Prepaid expenses and other assets	(17,465)	480
Accounts payable	74,277	(37,860)
Accrued expenses and other liabilities	11,755	(5,359)

Net cash (used in) provided by operating activities	(4,136)	44,595
Cash flows from investing activities:
Capital expenditures	(15,384)	(11,683)
Cash deposits on equipment	(2,157)	(418)
Net proceeds from display business divestiture	2,181	—
Proceeds from sale of property and equipment	326	60
Payment for contingent consideration	—	(6,562)

Net cash used in investing activities	(15,034)	(18,603)
Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—
Repurchase of ordinary shares	—	(84)
Proceeds from issuance of ordinary shares from stock option exercises	1,384	498

Net cash (used in) provided by financing activities	(23,616)	414

Effect of exchange rate changes on cash and cash equivalents	1,111	(3,171)

Net (decrease) increase in cash and cash equivalents	(41,675)	23,235
Cash and cash equivalents at beginning of period	147,658	115,994

Cash and cash equivalents at end of period	$105,981	$139,229

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$4,217	$5,573
Taxes	19,361	4,108
Non-cash activities information:
Change in fair value of derivative instruments	$1,149	$(144)
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (“SMART” or the “Company”) are as of May 28, 2010 and August 28, 2009 and for the three and nine months ended May 28, 2010 and May 29, 2009. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 27, 2010. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended August 28, 2009, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark and Irvine, California; Tewksbury, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. The financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) is included in the Company’s consolidated financial statements on a one month lag.
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
In addition, the Company has certain transactions with customers that are accounted for on an agency basis (that is, the Company recognizes as revenue, the net profit associated with serving as an agent with immaterial or no associated cost of sales). The Company provides procurement, logistics, inventory management, temporary warehousing, kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product under the agency arrangements.

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009

Service revenue	$10,751	$7,953	$28,493	$28,927
Cost of sales — service (1)	259,310	136,070	624,304	466,193

Gross billings for services	270,061	144,023	652,797	495,120
Plus: Product net sales	190,484	83,692	455,945	312,582

Gross billings to customers	$460,545	$227,715	$1,108,742	$807,702

Product net sales	$190,484	$83,692	$455,945	$312,582
Service revenue	10,751	7,953	28,493	28,927

Net sales	$201,235	$91,645	$484,438	$341,509

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 28, 2010 that are of significance, or potential significance, to the Company.
In January 2010, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company will adopt the provisions of this ASU in fiscal 2011 and does not expect this adoption to have a material impact on its consolidated results of operations and financial condition.
In January 2010, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company will adopt the provisions of this ASU in fiscal 2011 and does not expect this adoption to have a material impact on its consolidated results of operations and financial condition.
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
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt ASU 2009-14 in fiscal 2011 and does not expect this adoption to have a material impact on its consolidated results of operations and financial condition.
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
Total stock-based compensation expense for both options and awards recognized for the three months ended May 28, 2010 and May 29, 2009 was approximately $1.9 million and $1.5 million, respectively. Total stock-based compensation expense recognized for the nine months ended May 28, 2010 and May 29, 2009 was approximately $5.4 million and $5.1 million, respectively.
Stock Options
The Company’s equity incentive plan provides for grants of options to employees, consultants and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of May 28, 2010, there were 11,503,700 ordinary shares reserved for issuance under this plan, of which 2,066,213 ordinary shares represented the number of shares available for grant.
For stock options, the stock-based compensation expense recognized for the three months ended May 28, 2010 and May 29, 2009 was approximately $1.4 million and $1.5 million, respectively. The stock-based compensation expense recognized for the nine months ended May 28, 2010 and May 29, 2009 was approximately $4.1 million and $5.1 million, respectively.
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
Summary of Assumptions and Activity for Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the nine months ended May 28, 2010 is a weighted average of the Company’s historical common stock volatility (80%) together with the historical volatilities of the common stock of comparable publicly traded companies (20%). The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the end of the quarter. The following assumptions were used to value stock options:

	Nine Months Ended
	May 28,	May 29,
	2010	2009
Stock options:
Expected term (years)	4.7	5.3
Expected volatility	78%	58%
Risk-free interest rate	2.18%	2.01%
Expected dividends	—	—

A summary of option activity as of and for the nine months ended May 28, 2010, is presented below (dollars and shares in thousands, except per share data):

				Weighted
			Weighted	Average
			Average	Remaining
			Exercise	Contractual	Aggregate
			Price Per	Term	Intrinsic
	Shares		Share	(Years)	Value
Options outstanding at August 28, 2009	8,796		$4.99
Options granted	3,003	*	5.51
Options exercised	(667)		2.08
Options forfeited and cancelled	(2,856)	**	8.14

Options outstanding at May 28, 2010 (1)	8,275		$4.33	7.1	$18,521

Options exercisable at May 28, 2010	4,384		$3.84	6.0	$12,719

Options vested and expected to vest at May 28, 2010	7,958		$4.30	7.0	$18,072

*	Includes new options granted (1,864) in connection with the Option Exchange.

**	Includes options cancelled (2,450) in connection with the Option Exchange.

(1)	Summation may not compute precisely due to rounding.
The Black-Scholes weighted average fair value of options granted during the three months ended May 28, 2010 and May 29, 2009 was $3.99 and $1.39 per option, respectively. The Black-Scholes weighted average fair value of options granted during the nine months ended May 28, 2010 and May 29, 2009 was $2.78 and $1.44 per option, respectively. The total intrinsic value of stock options exercised during the nine months ended May 28, 2010, and May 29, 2009 was approximately $3.1 million and $0.4 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
A summary of the status of the Company’s non-vested stock options as of May 28, 2010, and changes during the nine months ended May 28, 2010, is presented below (dollars and shares in thousands, except per share data):

			Weighted Average
			Grant Date Fair
	Shares		Value Per Share
Non-vested stock options at August 28, 2009	3,738		$2.87
Non-vested stock options granted	3,003	*	2.77
Vested stock options	(1,403)		2.51
Non-vested stock options forfeited and cancelled	(1,447	)**	4.13

Non-vested stock options at May 28, 2010	3,891		$2.53

*	Includes new options granted (1,864) in connection with the Option Exchange.

**	Includes unvested options cancelled (1,040) in connection with the Option Exchange.
As of May 28, 2010, there was approximately $10.3 million of total unrecognized compensation costs related to stock options issued to employees, consultants and independent directors. Such costs are expected to be recognized over the weighted average estimated remaining life of 2.3 years. The total fair value of shares vested during the nine months ended May 28, 2010 was approximately $3.5 million.
Restricted Share Units (“RSUs”)
The Company’s equity incentive plan also provides for grants of RSUs. In the first quarter of fiscal 2009, the Company began issuing time-based RSUs and performance-based RSUs. The Company did not grant any RSUs in the three months ended May 28, 2010.
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

A summary of the changes in RSUs outstanding under the Company’s equity incentive plan during the nine months ended May 28, 2010 is presented below (in thousands, except for weighted average grant date fair value per share):

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value	Intrinsic
	Shares	Per Share	Value
Awards outstanding at August 28, 2009	68	$2.95
Awards granted	1,114	5.88
Awards vested	(5)	2.84
Awards forfeited and cancelled	(15)	5.20

Awards outstanding at May 28, 2010	1,162	$5.75	$7,135

The stock-based compensation expense related to RSUs for the three months ended May 28, 2010 and May 29, 2009 was approximately $0.5 million and $3 thousand, respectively. The stock-based compensation expense related to RSUs for the nine months ended May 28, 2010 and May 29, 2009 was approximately $1.3 million and $9 thousand, respectively.
As of May 28, 2010, the Company had approximately $3.9 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures and cancellations, which will be recognized over a weighted average estimated remaining life of 2.17 years.
NOTE 3 — Goodwill and Other Intangible Assets, net
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the fiscal quarter ended May 28, 2010 indicating that impairment may have occurred. As of May 28, 2010, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $1.1 million.
Currently, the Company operates in one reporting unit, one operating and reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various segments of the electronics industry. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two reporting units and two operating and reportable segments: the Memory, Embedded, & Display Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, the Company now operates in one operating and reportable segment.
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

The following table summarizes the gross amounts and accumulated amortization of other intangible assets by type as of May 28, 2010 and August 28, 2009 (in thousands):

	Weighted	Value at	As of May 28, 2010		As of August 28, 2009
	Avg. Life	Date of	Accumulated	Carrying	Accumulated	Carrying
	(years)	Acquisition	Amortization	Value	Amortization	Value
Amortized intangible assets:
Customer relationships	10	$3,700	$832	$2,868	$555	$3,145
Technology	7	2,800	900	1,900	600	2,200
Company trade name	20	2,040	230	1,810	153	1,887
Leasehold interest	3	260	183	77	122	138
Non-compete agreement	2	220	220	—	165	55
Product names	9	60	15	45	10	50

Total	11	$9,080	$2,380	$6,700	$1,605	$7,475

Amortization expense related to identifiable intangible assets totaled approximately $0.2 million and $0.8 million for the three and nine months ended May 28, 2010, respectively. Amortization expense related to identifiable intangible assets totaled approximately $0.3 million and $0.8 million for the three and nine months ended May 29, 2009, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.
Estimated amortization expenses of these intangible assets for the remainder of fiscal 2010, the next four fiscal years and all years thereafter are as follows (in thousands):

Fiscal Year:	Amount
Remainder of fiscal 2010	$240
2011	936
2012	879
2013	879
2014	879
Thereafter	2,887

Total	$6,700

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
The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$14,917	$(2,386)	$35,591	$(11,114)
Denominator:
Weighted average ordinary shares, basic	62,463	61,738	62,216	61,640
Effect of dilutive securities:
Stock options and RSUs	3,039	—	2,627	—

Weighted average ordinary shares, diluted	65,502	61,738	64,843	61,640

Net income (loss) per ordinary share, basic	$0.24	$(0.04)	$0.57	$(0.18)

Net income (loss) per ordinary share, diluted	$0.23	$(0.04)	$0.55	$(0.18)

The Company excluded 4,011,221 and 4,607,522 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per share for the three and nine months ended May 28, 2010, respectively, as the effect of their inclusion would have been anti-dilutive. The Company excluded 9,188,659 and 9,482,854 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per share for the three and nine months ended May 29, 2009, respectively, as the effect of their inclusion would have been anti-dilutive.

NOTE 5 — Balance Sheet Details
Inventories
Inventories consist of the following as of May 28, 2010 and August 28, 2009 (in thousands):

	May 28,	August 28,
	2010	2009
Raw materials	$46,530	$20,207
Work-in-process	14,929	4,716
Finished goods	48,732	38,192

Total inventories *	$110,191	$63,115

*	As of May 28, 2010 and August 28, 2009, 38% and 47%, respectively, of total inventories represented inventory held under service arrangements.
Property and Equipment, Net
Property and equipment consist of the following as of May 28, 2010 and August 28, 2009 (in thousands):

	May 28,		August 28,
	2010		2009
Buildings	$—		$539
Office furniture, software, computers and equipment	5,331		5,409
Manufacturing equipment	73,842	*	56,926
Leasehold improvements	17,869		16,893

	97,042		79,767
Less: accumulated depreciation and amortization	52,997	*	43,504

Property and equipment, net	$44,045		$36,263

*
The Company reduced the useful life of certain manufacturing equipment with net book value of $2.4 million as of May 28, 2010 to reflect its updated estimate of the remaining useful life. This will result in additional quarterly depreciation expense of $0.6 million beginning the quarter ending May 28, 2010 and will continue through December 2010.

NOTE 6 — Income Taxes
The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009

Current	$7,364	$371	$20,535	$3,850
Deferred	(10)	(3)	(31)	(42)

Total	$7,354	$368	$20,504	$3,808

Worldwide income (loss) before provision for income taxes for the three and nine months ended May 28, 2010 and May 29, 2009, consisted of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009

U.S. loss	$(2,296)	$(2,515)	$(8,290)	$(22,902)
Non-U.S. income	24,567	497	64,385	15,596

Total	$22,271	$(2,018)	$56,095	$(7,306)

The effective tax rates for the three months ended May 28, 2010 and May 29, 2009 were approximately 33% and 18%, respectively. The effective tax rates for the nine months ended May 28, 2010 and May 29, 2009 were approximately 37% and 52%, respectively. The increase in tax rate for the three months ended May 28, 2010 as compared to the three months ended May 29, 2009 is primarily due to an increase in the effective tax rate on profits being generated in non-U.S. tax jurisdictions partially offset by a decline in losses in the U.S. that provide no tax benefit. The decrease in the tax rate for the nine months ended May 28, 2010 as compared to the nine months ended May 29, 2009 is primarily due to the decline in the U.S. loss which provides no tax benefit.
The liability for uncertain tax positions was $0.1 million at May 28, 2010.
As of May 28, 2010, the Company evaluated its valuation allowance on deferred tax assets to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years. The Company has a cumulative loss for the U.S. in recent years and projects a tax loss for the U.S. in the current fiscal year and for the foreseeable future. A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets. As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets.
NOTE 7 — Indebtedness
On March 28, 2005 the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration under the Securities Act of 1933, as amended (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrue interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend on-going reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments.
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
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem a portion of the outstanding Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired a portion of the Notes representing $26.2 million of aggregate principal for $25.0 million; at 95.5% of the principal or face amount. In connection with the repurchase, for the three months ended November 27, 2009, a gain of $1.2 million was recognized in other income (expense), offset by a $0.4 million write-off of debt issuance costs. As of May 28, 2010, the aggregate principal amount of Notes that remain outstanding was $55.1 million.
On August 28, 2009, the Company adopted ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. As of May 28, 2010, the fair value of the Notes that remain outstanding was estimated to be approximately $53.1 million.
The Company has a senior secured credit facility in the amount of $35 million with Wells Fargo Bank. As of April 30, 2010, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers (the “Borrowers”), entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”), with the lenders identified therein (the “Lenders”) and Wells Fargo Bank, National Association, as the arranger, administrative agent and security trustee for the Lenders. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees were secured by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of May 28, 2010 and expects to be able to satisfy such financial covenants in the future, they may not meet the financial covenants during all periods and therefore may not be able to borrow funds if and when they need the funds in the future. The Company had no borrowings outstanding as of May 28, 2010.

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
The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and Wells Fargo credit facility approximates the carrying amount due to the relatively short maturity of these items. Cash and cash equivalents consist of funds held in general checking and savings accounts, money market accounts and certificates of deposit with an original maturity on the date of purchase of three months or less. The Company does not have investments in variable rate demand notes or auction rate securities.
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

•
Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities as of August 28, 2009 included its variable-to-fixed interest rate swap which expired in April 2010. Thus, the Company had no Level 2 liabilities as of May 28, 2010.

•
Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any assets or liabilities measured under Level 3.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs	Significant
	Assets or	Corroborated by	Unobservable
	Liabilities	Market Data	Inputs
	Level 1	Level 2	Level 3	Total
Balances as of May 28, 2010:
Assets:
Cash from checking and savings accounts	$65.0	$—	$—	$65.0
Money market funds	36.0	—	—	36.0
Certificates of deposit	5.0	—	—	5.0

Total assets measured at fair value (1)	$106.0	$—	$—	$106.0

Liabilities:
Current variable-to-fixed interest rate swap	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

Balances as of August 28, 2009:
Assets:
Cash from checking and savings accounts	$44.5	$—	$—	$44.5
Money market funds	79.2	—	—	79.2
Certificates of deposit	24.0	—	—	24.0

Total assets measured at fair value (1)	$147.7	$—	$—	$147.7

Liabilities:
Current variable-to-fixed interest rate swap	$—	$(1.3)	$—	$(1.3)

Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
Derivative Instruments
The Company previously entered into an interest rate swap agreement (the “Swap”) which expired on April 28, 2010. The expired Swap was for approximately $40.0 million notional amount, and under its terms, the Company paid a fixed rate of 9.97% related to such notional amount. The Company had entered into the Swap in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company received interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swap essentially replaced the variable interest rate on a portion of the Notes with a fixed interest rate through the expiration date. The Swap was accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivatives on the balance sheet at fair value. The fair value of the outstanding derivative instrument referred to above was a liability of approximately $0 million and $1.3 million as of May 28, 2010 and August 28, 2009, respectively. The Company has no derivative instruments such as interest rate swaps or currency hedges as of May 28, 2010.
NOTE 9 — Commitments and Contingencies
Product Warranty and Indemnities
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

The following table reconciles the changes in the Company’s accrued warranty reserve (in thousands):

Nine Months Ended
May 28,
2010
Balance of accrual at August 28, 2009	$694
Warranty claims	(548)
Provision for product warranties *	987

Balance of accrual at May 28, 2010	$1,133

*	The Company recorded a $0.4 million warranty reserve for a new product launch in the three months ended May 28, 2010.
Product warranty reserves are recorded in accrued expenses in the accompanying unaudited condensed consolidated balance sheets.
In addition to potential liability for warranties related to defective products, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from product defects as well as from the infringement by its products of third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.
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
Tessera
On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against a subsidiary of the Company, as well as A-DATA Technology Co., Ltd., A-DATA Technology (U.S.A.) Co., Ltd., Acer America Corp., Acer Inc., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Nanya Technology Corp., Nanya Technology Corp. U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., TwinMOS Technologies Inc., and Twin MOS Technologies USA Inc. (each a “Respondent” and collectively, “Respondents”). Tessera alleged that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977; 6,133,627; 5,663,106 and 6,458,681 (the “Asserted Patents”). Tessera’s Complaint requested that the ITC institute an investigation into the matter. Tessera also requested the following relief from the ITC:
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

On January 3, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation in an effort to streamline the case. On May 29, 2008, the Administrative Law Judge (“ALJ”) set a hearing for September 22, 2008, which hearing has been completed. On August 28, 2009 the ALJ issued his Initial Determination. Among other conclusions reached, the ALJ concluded that, although Tessera’s patents were found to be valid, no infringement by the Company’s subsidiary was found. In addition, with respect to one Respondent, the ALJ concluded in his Initial Determination that the doctrine of patent exhaustion applied to DRAM packaged by Tessera licensed entities. Tessera requested a review of the Initial Determination, and on December 29, 2009, the ITC issued a Final Determination stating that there has been no violation of §337 of the Tariff Act of 1930, 19 U.S.C. §1337, and that it had terminated the investigation. Furthermore, in the Final Determination, the ITC found no infringement by the Company’s subsidiary. Tessera has appealed the Final Determination, and its appeal remains pending with the Federal Circuit Court of Appeals. We continue to believe that we have meritorious defenses against Tessera’s allegations.
Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, Case No. 2:07-cv-534, alleging infringement of the same patents at issue in the ITC action. The district court action seeks an unspecified amount of damages and injunctive relief. The district court action has been stayed pending the completion of the ITC action.
Ring Technology
On December 11, 2009, Ring Technology Enterprises of Texas, LLC (“Ring Technology”) filed a complaint in the Eastern District of Texas alleging infringement of United States Patent No. 6,879,526 entitled “Methods and Apparatus for Improved Memory Access” (the “‘526 patent”) by two subsidiaries of the Company as well as by A-Data Technology (U.S.A.) Co., Ltd., Elpida Memory (USA) Inc., Hewlett-Packard Company, Hewlett-Packard Inter-Americas, Hitachi Global Storage Technologies, Inc., Hitachi Computer Products (America), Inc., Hitachi Electronic Devices (USA), Inc., Micron Technology, Inc., Micron Semiconductor Products, Inc., Micron Technology Services, Inc., Nanya Technology Corporation, Samsung Semiconductor, Inc., Samsung America, Inc., Samsung International, Inc., Sanmina-SCI Corporation, Dell Inc., International Business Machines Corporation, Sun Microsystems, Inc., Sun Microsystems of California, Inc., Sun Microsystems International, Inc., Sun Microsystems Federal, Inc., Kingston Technology Corporation, Kingston Technology Company, Inc. (Delaware), Elpida Memory, Inc., A-Data Technology Co., Ltd., Nanya Technology Corporation, Samsung Electronics Co., Ltd., and Hitachi, Ltd. Ring Technology alleges that the Company’s two subsidiaries have been and now are infringing, jointly infringing and/or contributing to the infringement of the ‘526 patent, by making, using, importing, offering for sale, and/or selling one or more devices having a memory device and a set of shift registers interconnected in series that shift data from the memory device from one shift register to the next in the set according to a shift frequency received from a clock signal, e.g., a random access memory device employing an Advanced Memory Buffer covered by one or more claims of the ‘526 patent. Ring Technology claims liability for infringement of the ‘526 patent pursuant to 35 U.S.C. §271 and seeks an unspecified amount of damages and injunctive relief. In February 2010, the Company’s subsidiaries answered the Ring Technology complaint and denied the allegations of infringement.
Contingencies
Brazil ICMS Assessment
On October 3, 2008, the Company’s subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office (Secretaria da Fazenda do Estado de São Paulo) providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). The Company believes that the Assessment is subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron. As of May 28, 2010, the Assessment aggregated $3.9 million (or 6.8 million Brazilian Reais or “BRL”). The Company notified Solectron and Flextronics of the Assessment, and under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. The Sao Paulo Tax Administrative Lower Court (Delegacia Tributária de Julgamento) rejected the initial appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Sao Paulo Tax Administrative Court (Tribunal de Impostos e Taxas). On December 5, 2009, the appeal was rejected. In January 2010, Flextronics’ legal counsel filed another appeal. The Company recently noted on a government website that this last appeal has not been admitted, thereby exhausting all administrative appeals. The Company subsequently received a notice from the tax authorities confirming that the appeal was not admitted. The Company has also been advised by tax counsel that additional appeals can only be made in a judicial proceeding. As of May 28, 2010, the Company carries both a tax liability and a corresponding indemnity receivable for approximately $3.9 million (or 6.8 million BRL). The Company believes that the likelihood of any material charge for the Assessment is not probable, and as such, it is not likely to have a material adverse effect on its cash flows, results of operations or financial condition.

Prepaid ICMS Taxes in Brazil
Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on imports from independent suppliers. This benefit, known as ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal of the benefit has not been granted as of June 30, 2010. The Company has been advised that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment (defined above) for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. While the Company has not received any official assurance that the posting of this deposit will result in the renewal being granted, it believes this is the only material reason for the delay in granting of the renewal and, based on unofficial information provided by the Sao Paulo tax authorities, the Company believes that SMART Brazil will ultimately be granted a renewal of the benefit. In order to post the deposit, SMART Brazil instituted a judicial proceeding requesting an injunction which was granted on June 16, 2010. In connection with this injunction, on June 17, 2010 SMART Brazil made a judicial deposit in the amount of the Assessment which totaled $4.0 million (or 7.2 million BRL).
On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil is temporarily being allowed to utilize the benefit while it awaits renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes upon imports. The payment of ICMS generates tax credits that may be used to offset ICMS obligations on its collections of ICMS on sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. As of May 28, 2010 the total amount of accumulated ICMS tax credits reported on the Company’s Condensed Consolidated Balance Sheet was $4.9 million (or 8.5 million BRL). Disregarding the one month lag in Brazil’s reporting period, this balance was $10.6 million (or 19.2 million BRL) as of May 28, 2010, which has further accumulated to $16.1 million (or 29.1 million BRL) as of July 1, 2010. The ICMS credits are reflected on the Company’s balance sheet as prepaid assets under other current assets
If the renewal is granted, this will prevent the accumulation of future excess credits and will enable SMART Brazil to utilize the current excess credits. While the Company believes that it is probable that it will obtain the renewal, it cannot estimate when the renewal will be granted and there can be no absolute assurance that the renewal will be granted at all. Even if the renewal is granted, it will not change the amount of ICMS credits accumulated as a resulted of past imports. Since SMART Brazil does not have sufficient ICMS collections to completely cover both the new monthly ICMS credits on imports, as well as the accumulated ICMS credits, it is expected that it will require a substantial period of time to fully utilize the excess credits accumulated to date. This will have an adverse impact on the Company’s cash flow. If the Sao Paulo tax authorities do not grant a renewal of the ICMS benefit on SMART Brazil’s imports, then the inability to recover the ICMS credits could have a material adverse affect on the Company’s cash flow, results of operations and financial condition. While the Company has notified Solectron and Flextronics that losses, including interest and foreign exchange, related to the delay in receiving the renewal of the ICMS benefit, are also subject to their indemnity obligations, Flextronics has repudiated this claim and the Company has not recorded any amounts receivable related to this aspect of the claim in its financial statements as of May 28, 2010.
NOTE 10 — Segment and Geographic Information
The Company currently operates in one operating segment: the design, manufacture, and sale of electronic subsystem products and services to various segments of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, the Company now operates in one segment.
A summary of the Company’s net sales and property and equipment, net, by geographic area, as well as net sales by type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Geographic net sales:
U.S.	$59,040	$43,388	$150,094	$148,462
Other Americas	94,391	22,524	212,202	92,580
Asia	38,178	19,771	94,054	63,773
Europe	9,626	5,962	28,088	36,694

Total	$201,235	$91,645	$484,438	$341,509

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Product net sales	$190,484	$83,692	$455,945	$312,582
Service revenue	10,751	7,953	28,493	28,927

Net sales	$201,235	$91,645	$484,438	$341,509

	May 28,	August 28,
	2010	2009
Property and equipment, net:
U.S.	$6,412	$7,724
Other Americas	30,024	22,654
Asia	7,560	5,845
Europe	49	40

Total	$44,045	$36,263

NOTE 11 — Major Customers
A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of each fiscal period of 10% or more of total net accounts receivable, are as follows:

	Percent of Net Sales
	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Customer A	21%	24%	22%	30%
Customer B	15%	14%	16%	13%
Customer C	15%	*	14%	*

*	Less than 10%
As of May 28, 2010, approximately 31%, 27% and 16% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 28, 2009, approximately 27%, 27% and 26% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 12 — Restructuring
During the second quarter of fiscal 2009, the Company initiated a restructuring plan (the “FY09 Plan”) to reduce its global workforce in order to improve the Company’s cost structure in the uncertain economic environment. In an effort to reduce cost in the third quarter of fiscal 2009, the Company initiated another restructuring plan to reduce its global workforce, which plan was included in the FY09 Plan. The FY09 Plan included charges consisting primarily of severance payments and other employee-related expenses. All severance payments and employee-related expenses in connection with the FY09 Plan have been paid as of May 28, 2010.
NOTE 13 — Other Income (Expense), Net
The following table provides the detail of other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Foreign currency gains (losses)	$385	$(167)	$338	$(869)
Gain on legal settlement*	—	—	3,044	—
Gain on early repayment of long-term debt	—	—	1,178	—
Other	223	193	565	238

Total other income (expense), net	$608	$26	$5,125	$(631)

*	In December 2009, the Company received this settlement as a non-active participant class member in a class action against certain component suppliers initiated in 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements as these are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 28, 2009 filed with the SEC on November 9, 2009, as revised in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended November 27, 2009 filed with the SEC on January 6, 2010 and as revised in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q below. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules, flash memory cards and other solid state storage products such as embedded flash and solid state drives or SSDs. We offer these products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, aerospace, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, personal computers (“PCs”), notebooks and printers. Generally, increases in overall demand by end users for, and increases in memory content in products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory content can have a negative effect on our business, financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs and rapidly respond to our customers’ requirements worldwide.
Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999 and operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. Since the acquisition, we repositioned portions of our business by focusing on delivery of certain higher value added products, diversifying our end markets, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers, package them into memory integrated circuits and build memory modules. In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we renamed to SMART Modular Technologies (AZ), Inc.
We currently operate in one reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various segments of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, we had categorized our products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART, we have been operating in one segment since the beginning of fiscal 2010. In addition, during the first quarter of fiscal 2010, we indicated that we were planning to exit from display and embedded products. In April 2010, we closed on the sale of our display business for net proceeds of $2.2 million and incurred a loss of $0.5 million in the three months ended May 28, 2010. Management’s decision to exit display and embedded products was based on a determination that the market for these products was not scalable to significant revenue growth by the Company. These non-core product lines accounted for only three percent or less of net sales for each of the past five fiscal quarters and therefore we do not believe that exiting these product lines will have a material impact on our sales, operating results or our financial condition. As such, we concluded the display business to be a business component that does not require separate reporting of its activities under discontinued operations.

Key Business Metrics
The following is a brief description of the major components of the key line items in our financial statements.
Net Sales
We generate product revenues predominantly from sales of our value added subsystems, including memory modules, flash memory cards and other solid state storage products, principally to leading computing, networking, communications, printer, storage, aerospace, defense and industrial OEMs. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our net sales are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for, a significant percentage of our net sales in the foreseeable future.
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
We believe the following critical accounting policies are the most significant to the presentation of our financial statements and they at times require subjective and complex estimates.
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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009

Service revenue	$10,751	$7,953	$28,493	$28,927
Cost of sales — service (1)	259,310	136,070	624,304	466,193

Gross billings for services	270,061	144,023	652,797	495,120
Plus: Product net sales	190,484	83,692	455,945	312,582

Gross billings to customers	$460,545	$227,715	$1,108,742	$807,702

Product net sales	$190,484	$83,692	$455,945	$312,582
Service revenue	10,751	7,953	28,493	28,927

Net sales	$201,235	$91,645	$484,438	$341,509

(1)	Represents cost of sales associated with service revenue reported on a net basis.
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
As a result of the macroeconomic environment and associated credit market conditions, both liquidity and access to capital have impacted some of our customers. We have continued to closely monitor our credit exposure with our customers to anticipate exposures and manage our risk.
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

Results of Operations
The following is a summary of our results of operations for the three and nine months ended May 28, 2010 and May 29, 2009 (in millions):

	Three Months Ended(1)				Nine Months Ended(1)
	May 28,	% of	May 29,	% of	May 28,	% of	May 29,	% of
	2010	sales	2009	sales	2010	sales	2009	sales
Net sales	$201.2	100%	$91.6	100%	$484.4	100%	$341.5	100%
Cost of sales	155.7	77%	73.0	80%	368.2	76%	273.0	80%

Gross profit	45.5	23%	18.6	20%	116.3	24%	68.5	20%

Research and development	6.7	3%	4.5	5%	17.6	4%	15.1	4%
Selling, general and administrative	16.3	8%	13.6	15%	44.0	9%	41.8	12%
Restructuring charges	—	—	1.0	1%	—	—	2.8	1%
Goodwill impairment	—	—	—	—	—	—	10.4	3%

Total operating expenses	23.0	11%	19.1	21%	61.6	13%	70.1	21%

Income (loss) from operations	22.5	11%	(0.4)	0%	54.6	11%	(1.6)	0%
Interest expense, net	(0.8)	0%	(1.6)	-2%	(3.7)	-1%	(5.1)	-1%
Other income (expense), net	0.6	0%	0.0	0%	5.1	1%	(0.6)	0%

Total other income (expense)	(0.2)	0%	(1.6)	-1%	1.5	0%	(5.7)	-2%

Income (loss) before provision for income taxes	22.3	11%	(2.0)	-2%	56.1	12%	(7.3)	-2%
Provision for income taxes	7.4	4%	0.4	0%	20.5	4%	3.8	1%

Net income (loss)	$14.9	7%	$(2.4)	-3%	$35.6	7%	$(11.1)	-3%

(1)	Summations may not compute precisely due to rounding.
Three and Nine Months Ended May 28, 2010 as Compared to the Three and Nine Months Ended May 29, 2009
Net Sales
Net sales for the three months ended May 28, 2010 were $201.2 million, a 120% increase from $91.6 million for the three months ended May 29, 2009. Net sales for the nine months ended May 28, 2010 were $484.4 million, a 42% increase from $341.5 million for the nine months ended May 29, 2009. These increases were primarily due to considerable strength in end-user demand especially in Brazil, substantially higher DRAM pricing, and increased demand for flash products, offset by decreased net sales from display and embedded computing products, which we exited from in the third quarter of fiscal 2010.
Cost of Sales
Cost of sales for the three months ended May 28, 2010 was $155.7 million, a 113% increase from $73.0 million for the three months ended May 29, 2009. The increase in cost of sales was primarily due to a $74.6 million, or 126%, increase in the cost of products resulting from the increase in net sales, as well as an increase of $8.1 million in our factory overhead and other components of cost of sales, resulting partially from higher payroll and other employee-related expenses due to a 10% increase in cost of sales headcount and the restoration of salaries to U.S. employees in January 2010 that were temporarily reduced during fiscal 2009, as well as increased bonus expenses. Aside from costs of sales increases resulting from the net sales growth, we had increased depreciation expense of $1.0 million resulting mainly from our continued capital investment in Brazil to expand capacity.
Cost of sales for the nine months ended May 28, 2010 was $368.2 million, a 35% increase from $273.0 million for the nine months ended May 29, 2009. The increase in cost of sales was primarily due to an $85.8 million, or 38%, increase in cost of products resulting from the increase in net sales and an increase of $9.4 million in our factory overhead and other components of cost of sales resulting primarily from increased bonus expenses of $4.3 million, higher depreciation expense of $2.0 million and other cost of sales increases related to the net sales growth.
Cost of sales as a percent of net sales decreased to 77% for the three months ended May 28, 2010, from 80% for the three months ended May 29, 2009. Cost of sales as a percent of net sales decreased to 76% for the nine months ended May 28, 2010, from 80% for the nine months ended May 29, 2009. The decreases in cost of sales as percentages of net sales for both the three and nine month periods reflected increases in DRAM pricing and improved manufacturing utilization.
Gross Profit
Gross profit for the three months ended May 28, 2010 was $45.5 million, a 144% increase from $18.6 million for the three months ended May 29, 2009. Gross profit for the nine months ended May 28, 2010 was $116.3 million, a 70% increase from $68.5 million for the nine months ended May 29, 2009. The increase in gross profit for both the three and nine month periods was primarily due to the higher net sales as explained above.

Gross profit percentage increased to 23% for three months ended May 28, 2010 up from 20% for the three months ended May 29, 2009. Gross profit percentage increased to 24% for the nine months ended May 28, 2010 up from 20% for the nine months ended May 29, 2009. The increase in gross profit percentage for both the three and nine month periods was primarily due to increased end-user demand, increased DRAM pricing, improved manufacturing utilization, as well as a favorable change in the mix of products sold during the period with sales of higher margin products comprising a larger percentage of net sales in the respective periods.
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended May 28, 2010 were $6.7 million, a 49% increase from $4.5 million for the three months ended May 29, 2009. R&D expenses for the nine months ended May 28, 2010 were $17.6 million, a 17% increase from $15.1 million for the nine months ended May 29, 2009. The increases in both periods were primarily due to increased bonus expenses and increased investment in enterprise SSDs for our storage business, as well as higher payroll and other employee-related expenses following a 12% increased R&D headcount and restoration of salaries to U.S. employees in January 2010 that were temporarily reduced during fiscal 2009.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended May 28, 2010 were $16.3 million, a 20% increase from $13.6 million for the three months ended May 29, 2009. Sales and marketing expenses increased by $0.8 million primarily due to higher commissions resulting from the growth in sales and increased bonus expense, offset by lower payroll and other employee-related expenses following a reduction in headcount. General and administrative expenses increased $2.0 million primarily due to increased bonus expenses, increased payroll and other employee-related expenses resulting from the restoration of salaries to U.S. employees (including named executive officers) in January 2010 that were temporarily reduced during fiscal 2009, and a display business divestiture loss of $0.5 million, offset by decreased professional fees related to compliance matters and the absence of headquarter moving expenses in the current quarter which were included in general and administrative expenses in the third quarter of fiscal 2009.
SG&A expenses for the nine months ended May 28, 2010 were $44.0 million, a 5% increase from $41.8 million for the nine months ended May 29, 2009. Sales and marketing expenses decreased by $1.2 million primarily due to lower payroll and other employee-related expenses following a reduction in headcount, offset by higher commissions resulting from the growth in sales and increased bonus expenses. General and administrative expenses increased $3.4 million primarily due to a $3.3 million increase in bonus expenses and $1.7 million increase in payroll and other employee-related expenses resulting from the restoration of salaries to U.S. employees (including named executive officers) in January 2010 that were temporarily reduced during fiscal 2009, partially offset by decreased professional fees related to compliance matters and the absence of headquarter moving expenses in the current period which were included in general and administrative expenses in the nine months ended May 29, 2009.
Restructuring Charges and Goodwill Impairment
Restructuring costs of $1.0 million and $2.8 million for the three and nine months ended May 29, 2009, respectively, were primarily from the consolidation of certain operations in Asia and the Caribbean. We did not incur any goodwill impairment or restructuring charges for the three and nine months ended May 28, 2010. Goodwill impairment charges of $10.4 million for the nine months ended May 29, 2009 were related to the Adtron reporting segment which existed at that time.
Interest Expense, Net
Net interest expense for the three months ended May 28, 2010 was $0.8 million compared to $1.6 million for the three months ended May 29, 2009. The decrease in net interest expense was primarily due to a $0.9 million decrease in interest expense resulting from lower outstanding long-term debt under the senior secured floating exchange rate notes due April 2012 (the “Notes”) following a repurchase in the first quarter of fiscal 2010 of $26.2 million of aggregate principal amount of the Notes.
Net interest expense for the nine months ended May 28, 2010 was $3.7 million compared to $5.1 million for the nine months ended May 29, 2009. The decrease in net interest expense was primarily due to a $1.8 million decrease in interest expense resulting from lower outstanding long-term debt partially offset by a $0.4 million write-off of loan fees associated with the repurchase of a portion of the Notes in the first quarter of fiscal 2010, and further offset by a $0.4 million decrease in interest income due to lower interest rates on bank deposit accounts.
Other Income (Expense), net
Net other income for the three months ended May 28, 2010 was $0.6 million compared to $26 thousand for the three months ended May 29, 2009. This increase was largely due to foreign currency transaction gains, mainly from our Brazil and Europe operations.
Net other income for the nine months ended May 28, 2010 was $5.1 million compared to net other expense of $0.6 million for the nine months ended May 29, 2009. This increase was primarily due to a $3.0 million legal settlement, a $1.2 million gain on the partial repurchase of a portion of the Notes and a $1.2 million reduction in foreign currency transaction losses, mainly from our Brazil operations.

Provision for Income Taxes
The effective tax rates for the three months ended May 28, 2010 and May 29, 2009 were approximately 33% and 18%, respectively. The effective tax rates for the nine months ended May 28, 2010 and May 29, 2009 were approximately 37% and 52%, respectively. The increase in tax rate for the three months ended May 28, 2010 as compared to the three months ended May 29, 2009 is primarily due to an increase in the effective tax rate on profits being generated in non-U.S. tax jurisdictions partially offset by a decline in losses in the U.S. that provide no tax benefit. The decrease in the tax rate for the nine months ended May 28, 2010 as compared to the nine months ended May 29, 2009 is primarily due to the decline in the U.S. loss which provides no tax benefit.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flow from operations and borrowings under the Notes that remain outstanding. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense. Cash and cash equivalents consist of funds held in general checking, savings, money market accounts and certificates of deposit.
Debt Service
As of May 28, 2010, we had total long-term indebtedness of $55.1 million, which represents the aggregate principal amount outstanding under the Notes that remain outstanding.
Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes” as referenced above). The Notes bear interest at a rate equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The obligations under the Notes and the guarantees are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of May 28, 2010.
Senior Secured Revolving Line of Credit Facility. The Company also has a borrowing capacity of $35 million available under the Second Amended and Restated Loan and Security Agreement dated April 30, 2007. As of April 30, 2010, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers, entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”), with the lenders identified therein and Wells Fargo Bank, National Association, as arranger, administrative agent and security trustee for the lenders. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees were secured by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, the Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively and we are again required to comply with certain financial covenants as modified by the Third Amendment. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of May 28, 2010 and expects to be able to satisfy such financial covenants in the future, they may not meet the financial covenants during all periods and therefore may not be able to borrow funds if and when they need the funds in the future. We had no borrowings outstanding as of May 28, 2010.
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

Sources and Uses of Funds
On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem a portion of the outstanding Notes. On October 22, 2009, using available cash, we repurchased and retired $26.2 million of aggregate principal amount of Notes for $25.0 million; at 95.5% of the principal or face amount. As of May 28, 2010, the aggregate principal amount under the Notes that remain outstanding was $55.1 million. The $55.1 million aggregate balance under the Notes that remain outstanding is not due until April 2012. Additionally, as of March 31, 2010, an ICMS Special Ruling tax benefit received from the Sao Paulo State tax authorities expired. As a result, starting on April 1, 2010, we began accruing excess ICMS credits. On June 22, 2010, the Sao Paulo tax authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil is temporarily being allowed to utilize the benefit while it awaits renewal. Through June 22, 2010, we have paid $16.4 million of ICMS taxes to the Sao Paulo State tax authorities. Upon such payment, we simultaneously accrued tax credits in an equal amount which may be recovered over a period of time likely to exceed one year. On June 17, 2010, we also made a judicial deposit in the amount of $4 million related to an ICMS assessment in Brazil. Please refer to Contingencies under Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for more details.
Given the foregoing, we anticipate that our existing cash and anticipated cash generated from operations will be sufficient to meet our working capital needs, fund our R&D and capital expenditures, and service the requirements on our debt obligations for at least the next 12 months. Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
From fiscal 2004 through fiscal 2009, our annual capital expenditures have been 3% or less of net sales. In fiscal 2010, we expect our capital expenditures to be approximately 4% of net sales due to capacity expansion and the initiation of flash packaging for the consumer market in Brazil.
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
Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities, issuances of our ordinary shares, and the Notes. As of May 28, 2010, our cash and cash equivalents were $106.0 million.
Cash Flows from Operating Activities. Net cash used by operating activities of $4.1 million for the nine months ended May 28, 2010 was primarily comprised of $57.4 million change in our net operating assets and liabilities, offset by $35.6 million of net income and $17.7 million of non-cash related expenses. The $57.4 million change in operating assets and liabilities includes an increase in accounts receivable of $79.7 million, an inventory increase of $46.3 million and an increase in prepaid expenses and other assets of $17.5 million. The increase in accounts receivable was primarily due to increased gross sales. The increase in inventory was mainly due to increased gross sales and our positioning in a shortage market, as well as to prepare for increases in demand for our logistics business. The increase in prepaid expenses and other assets was due in part to the expiration of a Brazil tax benefit on import duties resulting in $4.9 million of prepaid ICMS taxes (see Contingencies under Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for more details). Cash used in the period was partially offset by cash generated from increases in accounts payable of $74.3 million and an increase in accrued expenses and other liabilities of $11.9 million.
Net cash provided by operating activities of $44.6 million for the nine months ended May 29, 2009 was primarily comprised of $26.1 million of non-cash related expenses and a $29.6 million change in our net operating assets and liabilities, offset by an $11.1 million net loss. The $29.6 million change in operating assets and liabilities is comprised of cash generated from a decrease in accounts receivable of $67.8 million, a decrease in inventory of $4.6 million and a decrease in prepaid expenses and other assets of $0.5 million, partially offset by a decrease in accounts payable of $37.9 million and a decrease in accrued expenses and other liabilities of $5.4 million.
Cash Flows from Investing Activities. Net cash used in investing activities of $15.0 million for the nine months ended May 28, 2010 was primarily due to purchases of $15.4 million in property and equipment and cash deposits of $2.2 million on equipment, partially offset by net proceeds from the display business divestiture of $2.2 million and proceeds from sales of property and equipment of $0.3 million. Net cash used in investing activities of $18.6 million for the nine months ended May 29, 2009 was primarily due to purchases of $11.7 million in property and equipment, cash deposits of $0.4 million on equipment and contingent consideration payments related to the Adtron earn-out of $6.6 million.
Cash Flows from Financing Activities. Net cash used in financing activities of $23.6 million for the nine months ended May 28, 2010 was primarily due to $25.0 million used for the repurchase of a portion of the Notes (as disclosed above), partially offset by $1.4 million provided by ordinary share issuances through option exercises. Net cash provided by financing activities of $0.4 million for the nine months ended May 29, 2009 was due to $0.5 million provided by ordinary share issuances through option exercises, offset by $0.1 million used to buyback forty-five thousand of our ordinary shares under our share repurchase program.

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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt, including the $55.1 million aggregate balance under the Notes that remain outstanding as of May 28, 2010. In addition, our WF Credit Facility provides for borrowings of up to $35.0 million that will also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year. Previously, we had entered into an interest rate swap agreement for $40.0 million notional amount which expired on April 28, 2010.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal matters.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 28, 2009 that was filed on November 9, 2009 and in our Quarterly Report on Form 10-Q for the three months ended November 27, 2009 that was filed on January 6, 2010, except for the risk factor below which has been revised as follows:
Changes in, or interpretations of, tax regulations or rates, or changes in the geographic dispersion of our revenues, or changes in other tax benefits, may adversely affect our income, value-added and other taxes which may adversely affect our results of operations, cash flow and financial condition.
Our future effective tax rates could be unfavorably affected by the resolution of issues arising from tax audits with various tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in tax laws or regulations or tax rates; changes in the interpretation of tax laws; changes in generally accepted accounting principles; changes in tax regulations or rates, increases or decreases in the amount of revenue or earnings in countries with particularly high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. While we enjoy and expect to enjoy beneficial tax treatment in certain of our foreign locations, most notably Brazil, Malaysia and Puerto Rico, we are subject to meeting specific conditions for the beneficial treatment. Additionally, the beneficial treatments need to be renewed periodically and are subject to change. We are subject to tax examination in the United States and in foreign jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from current examinations. We believe such estimates to be reasonable, however there can be no assurance that the final determination of any examinations will be in the amounts of our estimates. Any significant variance in the results of an examination as compared to our estimates, or any failure to renew or continue to receive any beneficial tax treatment in any of our foreign locations, or any increase in our future effective tax rates due to any of the factors set forth above or otherwise, could reduce net income for future periods and could have an adverse effect on our results of operations, our cash flow and our financial condition.
On October 3, 2008, our subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office (Secretaria da Fazenda do Estado de São Paulo) providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). We believe that the Assessment is subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron. As of May 28, 2010, the Assessment aggregated $3.9 million (or 6.8 million Brazilian Reais or “BRL”). We notified Solectron and Flextronics of the Assessment, and under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. The Sao Paulo Tax Administrative Lower Court (Delegacia Tributária de Julgamento) rejected the initial appeal prepared by Flextronics’ legal counsel, and the latter filed an appeal to the Sao Paulo Tax Administrative Court (Tribunal de Impostos e Taxas). On December 5, 2009, the appeal was rejected. In January 2010, Flextronics’ legal counsel filed another appeal. We recently noted on a government website that this last appeal has not been admitted, thereby exhausting all administrative appeals. We have subsequently received a notice from the tax authorities confirming that the appeal was not admitted. We have also been advised by tax counsel that additional appeals can only be made in a judicial proceeding. As of May 28, 2010, we carry both a tax liability and a corresponding indemnity receivable for approximately $3.9 million (or 6.8 million BRL). While we believe that the Assessment would be subject to the indemnity obligations of Solectron and/or Flextronics, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.
Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on imports from independent suppliers. This benefit, known as ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal of the benefit has not been granted as of June 30, 2010. We have been advised that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment (defined above) for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. While we have not received any official assurance that the posting of this deposit will result in the renewal being granted, we believe this is the only material reason for the delay in granting of the renewal and, based on unofficial information provided by the Sao Paulo tax authorities, we believe that SMART Brazil will ultimately be granted a renewal of the benefit. In order to post the deposit, SMART Brazil instituted a judicial proceeding requesting an injunction which was granted on June 16, 2010. In connection with this injunction, on June 17, 2010 SMART Brazil made a judicial deposit in the amount of the Assessment which totaled $4.0 million (or 7.2 million BRL).

On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil is temporarily being allowed to utilize the benefit while it awaits renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes upon imports. The payment of ICMS generates tax credits that may be used to offset ICMS obligations on its collections of ICMS on sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. As of May 28, 2010 the total amount of accumulated ICMS tax credits reported on our Condensed Consolidated Balance Sheet was $4.9 million (or 8.5 million BRL). Disregarding the one month lag in Brazil’s reporting period, this balance was $10.6 million (or 19.2 million BRL) as of May 28, 2010, which has further accumulated to $16.1 (or 29.1 million BRL) as of July 1, 2010. The ICMS credits are reflected on our balance sheet as prepaid assets under other current assets.
If the renewal is granted, this will prevent the accumulation of future excess credits and will enable SMART Brazil to utilize the current excess credits. While we believe that we will ultimately obtain the renewal, we cannot estimate when the renewal will be granted and there can be no assurance that the renewal will be granted at all. Even if the renewal is granted, it will not change the amount of ICMS credits accumulated as a resulted of past imports. Since SMART Brazil does not have sufficient ICMS collections to completely cover both the new monthly ICMS credits on imports, as well as the accumulated ICMS credits, it is expected that it will require a substantial period of time to fully utilize the excess credits accumulated to date. This will have an adverse impact on our cash flow. If the Sao Paulo tax authorities do not grant a renewal of the ICMS benefit on SMART Brazil’s imports, then the inability to recover the ICMS credits could have a material adverse affect on our cash flow, results from operations and financial condition. While we have notified Solectron and Flextronics that losses, including interest and foreign exchange, related to the delay in receiving the renewal of the ICMS benefit, are also subject to their indemnity obligations, Flextronics has repudiated our claim and there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.
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

Date: July 2, 2010

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