Form 10-K
period 2010-08-27
SMART Modular Technologies (WWH), Inc.
filed 2010-11-03
CIK 1326973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 27, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10 K-A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s ordinary stock held by non-affiliates of the registrant at February 26, 2010, based on the closing price of such stock on the NASDAQ Global Select Market on such date, was approximately $209,371,802. The number of shares of the registrant’s ordinary shares, $0.00016667 par value, outstanding on October 26, 2010, was 63,004,296.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders to be held on or about January 7, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”).

SMART MODULAR TECHNOLOGIES (WWH), INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 27, 2010

This Annual Report is for the fiscal year ended August 27, 2010. This Annual Report on Form 10-K modifies and supersedes documents filed prior to this Annual Report. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this report, “SMART,” the “Company,” “we,” “us” or “our” refer to SMART Modular Technologies (WWH), Inc. and its subsidiaries, except where the context makes clear that the reference is only to SMART Modular Technologies (WWH), Inc. itself and is not inclusive of its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report may turn out to be incorrect, possibly to a material degree, due to many factors including but not limited to a loss of, or a reduction in sales to any of our key customers, our dependence on certain materials used to make components or components used in our products both of which we obtain from a limited number of suppliers, the impact of any acquisitions and post-closing integration issues relating thereto, restructuring we may undertake, changes in political, social and economic conditions and local regulations particularly outside of the United States, design, production or manufacturing difficulties, competitive factors, new products and technological changes, fluctuations in product prices and raw material costs, fluctuations in customer demand, changes in industry standards or release plans, and our ability to satisfy our debt service obligations and comply with the covenants contained in the agreements related thereto, among many others. Such statements can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. The Company operates in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors, nor can we assess the impact, if any, from such factors on the Company or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” under Item 1A of this Annual Report. We undertake no obligation to update any forward-looking statements.

PART I

Item 1.	Business

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules and solid state storage products such as embedded flash and Solid State Drives (“SSDs”). Since our display business divestiture in the third quarter of fiscal 2010, we only have residual sales of inventory of display products such as Thin Film Transistor — Liquid Crystal Display (“TFT-LCD”) products. We offer our products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, personal computers (“PCs”), notebooks, printers and gaming machines. Generally, increases in overall demand by end users for, and increases in memory or storage content in, products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory or storage content should have a negative effect on our business, financial condition and results of operations. We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs of our products and rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. In 1999, SMART Modular was acquired by Solectron Corporation (“Solectron”), where it operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG Capital, L.P., or TPG, Francisco Partners and Shah Capital Partners acquired our business from Solectron (the “Acquisition”), and we began to operate as an independent company under the name SMART

Modular Technologies (WWH), Inc. (“SMART” or the “Company”) under the laws of the Cayman Islands. In February 2006, SMART again became a publicly traded company.

Since the Acquisition from Solectron, we have repositioned our business by focusing on delivery of certain higher value added products, diversifying our end markets and our capabilities, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers, package them into memory integrated circuits, and build memory modules.

In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we have renamed to SMART Modular Technologies (AZ), Inc. In fiscal 2010, we expanded our development of SSD products and expect to continue to do so in fiscal 2011 to address the significant growth opportunities in the enterprise market. Also in fiscal 2010, we invested in our Brazilian operations to launch flash production in fiscal 2011.

Our Products and Services

We currently operate in one reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various sectors of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. During fiscal 2008 and 2009, we had categorized our products and services into the following two reporting segments: the design, manufacture and distribution of memory modules, embedded computing subsystems, and display products (“Memory, Display & Embedded Segment”) and the design, manufacture and distribution of industrial data storage products such as high capacity SSDs (“Adtron Segment”). In fiscal years prior to 2008, we had operated under one segment. From the acquisition of Adtron on March 3, 2008, until the end of fiscal 2009, SMART’s CEO and chief operating decision maker had separately evaluated Adtron’s performance and the allocation of resources to Adtron.

Memory Products and Services

DRAM Modules.  We offer a comprehensive lineup of Dynamic Random Access Memory (“DRAM”) modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out (“FP/EDO”) and Synchronous DRAM (“SDRAM”) to double-data-rate (“DDR”), DDR2, and leading-edge high performance DDR3 DRAM devices. These modules encompass a broad range of form factors and functions including the older single in-line memory modules (“SIMMs”) and more current dual in-line memory modules (“DIMMs”), fully-buffered DIMMS (“FB DIMMS”), small outline dual in-line memory modules (“SO-DIMMs”), and very low profile (“VLP”) DIMMs and mini-DIMMs for space-constrained blade servers, or 1.75 inch thin computing servers and networking applications. These memory modules come in configurations of up to 244 pins and densities of up to 32GB. We are currently developing extensions to these products to include load reducing DIMMs (“LRDIMM”) and densities up to 64GB. We utilize advanced PCB and device packaging/stacking technologies to achieve cost-effective high-density solutions. We also develop custom memory module designs based on specific OEM requirements. We employ extensive software based electrical and thermal simulations in the design of DDR, DDR2, and DDR3 DIMMs and test those designs on high-end functional testers utilizing comprehensive test suites. These products meet the quality requirements of enterprise class systems pursuant to stringent specifications of various high speed applications.

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

Product-Related Logistics and Services.  Our logistics and services offerings are tailored to meet the specific needs of our customers. As a complement to our product sales, we offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our global footprint allows us to provide these services to our customers in many regions of the world. For example, we supply upgrade memory modules to over 600 end users worldwide for one of our OEM customers. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across our manufacturing and logistics hubs worldwide to help our customers minimize inventory levels while maintaining reliable delivery and availability of supply. For example, we currently manage the global memory supply chain for a leading networking OEM. In fiscal 2010, 2009 and 2008, our logistics and service offerings accounted for approximately 6%, 8% and 6% of total net sales, respectively.

Solid State Storage Products

Solid State Drives.  We design and manufacture solid state drives (or “SSDs”) for two focus markets, enterprise and defense/industrial. Within the enterprise market, we address enterprise storage, high performance computing, blade servers, network attached storage and direct attached storage. Within the defense/industrial markets we address defense ground, aerospace, industrial automation, medical and transportation. Our Xceed family of products are industrial grade storage products which bring the performance, reliability and ruggedness of solid state technology to our customers through easy-to-integrate, industry-standard interfaces. Our solid state drives come in a wide range of interfaces (SCSI, SATA, SAS, IDE) and the following form factors: 1.8”, 2.5” and 3.5”. Our products include a combination of our core IP as well as third party technology. We have strong partnership with multiple controller and NAND flash manufacturers to offer a broad product portfolio to our customers. Our SSD products range in capacity from 4 to 400GB and are targeted at application segments with specific added value that differentiates them from the competition:

•	XceedIOPS — high performance, high reliability and high endurance meet the requirements for read/write intensive applications in the enterprise storage and server market;

•	XceedSecure — unique data security technology appropriate for defense and aerospace applications;

•	Xcel — high performance and industrial temperature range (I-temp) appropriate for performance and environmentally sensitive applications in the industrial market;

•	XceedSCSI — appropriate for interfacing with certain discontinued hard disk drive products targeted at the legacy Small Computer Systems Interface (SCSI) market; and

•	XceedLite — optimized power consumption to enable mobile computing platforms.

We also have considerable investments underway to develop a more comprehensive offering of SSD products specifically targeting the enterprise market with various interfaces and form factors.

Embedded Storage Products — Flash Memory Cards and Modules.  We design and manufacture flash memory products in a variety of form factors and capacities. Our wide range of flash memory products come in CompactFlash, PC Card, Key Drives, Embedded USB (EUSB), iSATA Drives, uSATA Drives, SCDD, Mini IDE Drives, PCIe Drives and module form factors that utilize ATA, Linear, IDE, SATA and USB technologies for data and code storage applications. We also manufacture a wide variety of custom flash products such as Embedded Firewire SSDs. Our flash modules are predominantly used in telecommunications equipment, printers, embedded controller applications, servers, switches and routers. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers. We have recently made investments in Brazil to expand our capabilities to design and manufacture flash memory cards and other flash-based products which we expect to have in production in the first half of fiscal 2011.

Embedded Computing Products

Until the end of the third quarter of fiscal 2010, we offered complex, diversified, and high quality products designed for embedded computing and communication applications to OEMs. We no longer offer these products in order to focus our resources on our core products.

Display Products

Prior to our display business divestiture in the third quarter of fiscal 2010, we developed display subsystems using TFT-LCDs, touch panels, and controller products targeted at gaming, kiosk, ATM, point-of-service, digital signage and industrial control systems. We developed and manufactured display interface boards implementing

VGA, DVI, and TV interfaces. Other than the sale of residual inventory, we no longer offer these products in order to focus our resources on our core products.

Design, Manufacturing and Test

Design

By working closely with our customers we are able to deliver technically advanced products designed to meet their specific needs. We have design centers in Newark and Irvine, California; Seoul, South Korea; Phoenix, Arizona; Tewksbury, Massachusetts; Penang, Malaysia; and Atibaia, Brazil. Our engineers focus on schematic design, component selection and qualification, PCB layout, firmware and software driver development, and applications integration. We also conduct design verification testing of hardware and firmware, system integration and reliability testing. Furthermore, we integrate any customization that our customers require in terms of operational functionality. The layouts for memory modules and advanced flash storage solutions are complex due to their high component and trace densities and the complexities increase as the speed of memory semiconductors increases. Our advanced engineering and design capabilities allow us to address our customers’ increasingly complex needs. We work closely with our customers and suppliers to design competitive solutions to satisfy our customers’ memory and storage requirements, shorten their time-to-market and enhance the performance of our customers’ applications.

We have considerable activities underway to develop an extensive offering of SSDs targeted at the enterprise market. To accomplish this, we have increased our engineering resources significantly. In an effort to accelerate our design capabilities specifically for SSD products, we have developed technology partnerships with several companies to design and test various components, interfaces and form factors for our solid state drive solutions.

Manufacturing

We believe that the efficiency of our manufacturing operations has benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. We offer localized, cost-efficient ISO 9001 certified manufacturing services from consignment to turnkey manufacturing, all backed by test services using advanced testing equipment. Our manufacturing facilities are currently located in Newark, California; Penang, Malaysia; Atibaia, Brazil; and Aguada, Puerto Rico. Over 20 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of a new product which is paramount in helping our customers achieve rapid time-to-market for their new product introductions. Our manufacturing processes rely on a high level of automation and involve the use of fine pitch surface mount equipment. Our surface mount manufacturing lines for memory modules have been optimized to support the placement and configuration of a high number of semiconductors on each board. As a result of our design efficiencies, high level of automation and general manufacturing expertise, we believe we consistently achieve high manufacturing yields and reduced direct labor costs, and offer our customers quick turnaround of both small and large production orders.

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

Suppliers

To address the needs of our customers, we have developed and maintained relationships with leading semiconductor suppliers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers, such as Hynix, Micron, Elpida and Samsung. We frequently work jointly with them in bidding for customers’ design-in opportunities. We work closely with our primary suppliers to better ensure that materials are available and delivered on time at competitive prices. Our long-standing relationships with leading semiconductor suppliers put us in a favorable position to procure sufficient quantities of materials during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to cost-effectively move materials from one site to another and often employ what might otherwise be excess inventory among other products and OEM customers.

Customers

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. Overall, we served more than 700 customers in fiscal 2010. For fiscal 2010, 2009 and 2008, our ten largest OEM customers accounted for 69%, 64% and 71% of net sales, respectively. In fiscal 2010, 2009 and 2008, Hewlett-Packard accounted for 22%, 28% and 39% of our net sales, respectively; Cisco Systems accounted for 16%, 13% and 12% of our net sales, respectively; and Dell accounted for 14%, 9% and 6% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our total net sales. Our long-standing relationships with Hewlett-Packard, Cisco Systems and Dell, which span more than 10 years, are multi-dimensional and exist within individual business units and engineering organizations at these customers.

Sales, Support and Marketing

We primarily sell our products directly to major OEMs. Our sales organization also utilizes a network of independent sales representatives located throughout North America, Latin America, Europe and Asia. Our direct sales and marketing efforts are conducted in an integrated process incorporating these independent sales representatives together with our own customer service representatives and our senior executives. Larger OEM customers may also be supported by dedicated sales and support teams. Our advanced memory solutions group provides on-site field application engineering support to our customers. Our field application engineers work closely with our OEM customers in the product design process. We have sales offices in North America, Latin America, Europe and Asia. At the end of fiscal 2010, we had 56 sales and marketing personnel worldwide.

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

Research and Development

The timely development of new products is essential to maintaining our competitive position. Our research and development activities are focused primarily on new high-speed memory modules and cards, SSD products, embedded flash memory subassemblies, ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software. We plan to continue to devote research and development efforts to the design of new products which address the requirements of our customers, especially for SSD products as we meet the needs of this emerging market. We have considerable activities underway to develop an extensive offering of SSD products targeted at the enterprise market. To accomplish this, we have increased our engineering resources significantly. In an effort to accelerate our development of SSD products, we have engaged in technology partnerships with several companies to design and test various components, interfaces and form factors for our SSD solutions.

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

We spent $25.1 million, $19.8 million and $20.2 million on research and development during fiscal 2010, 2009 and 2008, respectively. At the end of fiscal 2010, we had 134 research and development personnel worldwide.

Recently we announced our intention to create a corporate research and development (“R&D”) center in Brazil to further advance our development of memory, storage and packaging technologies.

Intellectual Property

We have 16 issued patents which expire between October 2014 and June 2028, and 18 patent applications pending in the United States. We expect to file new patent applications where appropriate to protect our proprietary technologies. We believe however that our continued success depends primarily on trade secrets, know-how, and the technological skills and innovation of our personnel rather than on patent protection.

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

In the memory module and flash card industry, we compete against semiconductor suppliers that maintain captive memory module and flash card production capabilities including Hynix, Micron, Samsung, Elpida, and Nanya. Other primary competitors in the memory module and flash card industry include NetList, STEC, Viking InterWorks (a Sanmina-SCI company), SanDisk, Western Digital, Unigen and Wintec. In Brazil, we face some of the same competitors as we do elsewhere through imports of DRAM modules. We also face competition from several local DRAM module manufacturers in Brazil. We are not aware of any current competitors for our packaging business in Brazil. Import duties and local content requirements in Brazil give us an advantage over companies that import DRAM modules or import DRAM components to build modules. As the local market grows, competition is likely to increase and may have a negative impact on our results of operations in Brazil.

The non-volatile memory, or flash market, has attracted numerous competitors, both large and small, from around the world. Entrants generally target specific segments within the flash or solid state storage markets. Large manufacturers of solid state storage products such as Intel, Micron, Samsung and SanDisk have targeted the client/consumer laptop and PC markets, while smaller vendors such as Apacer, PQI and Transcend have selected similar markets but on a smaller scale. As we enter the market for enterprise SSDs, we are and will be competing with Intel, Samsung, Hitachi, Seagate, STEC, Micron, Toshiba, Western Digital, Pliant and Fusion-io. As we enter the markets for flash cards, SD Cards and MicroSD Cards in Brazil, we will be facing competition from SanDisk, Viking InterWorks (a Sanmina-SCI company), Kingston and several other established manufacturers whose products are imported, however, we are not aware of any current competitors manufacturing these products in Brazil. We expect that import duties and local content requirements in Brazil will give us an advantage over companies that import these card products. Our primary competitors in the defense, aerospace, industrial, medical, transportation, and industrial automation markets are BiTMICRO, SuperTalent and STEC. In the industrial and telecom markets, our primary competitors for embedded flash are STEC, Western Digital and Viking InterWorks (a Sanmina-SCI company).

We face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, certain of our competitors, such as Hynix, Micron, Elpida and Samsung, are also our significant suppliers, many of whom have the ability to manufacture competitive products at lower costs than we can as a result of their higher levels of product integration. In addition to existing competitors, we expect to face competition from new and emerging companies that may enter our existing or future markets.

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

Employees

At the end of fiscal 2010, we had 1,223 full-time employees of whom 888 were in manufacturing (including test, quality assurance and materials work), 134 were in research and development, 56 were in sales and marketing, and 145 were in general and administrative. At that date, we also employed an additional 219 temporary employees, primarily in manufacturing. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We consider our employee relations to be good.

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

Financial Information About Geographic Area

We conduct business worldwide. Net sales are attributed to geographic areas based on the location of customers. A summary of net sales and property and equipment by geographic area is contained in Note 10 of Notes to Consolidated Financial Statements.

Available Information

We maintain a website at www.smartm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. You may inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains a website at www.sec.gov.

Item 1A.	Risk Factors

Described below and throughout this report are certain risks that the Company’s management believes are applicable to the Company’s business and the industry in which it operates. If any of the described events occur, the

Company’s business, results of operations, financial condition, liquidity, or access to capital could be materially adversely affected.

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

The markets in which we compete are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Historically, these markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both component suppliers and electronic equipment manufacturers, and/or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of selling prices. Our industry depends on the continued growth of the electronics industry and on end-user demand for our customers’ products. Economic downturns have often had an adverse effect upon manufacturers and end-users of electronic products. The timing of new product developments, the lifecycle of existing electronic products, and the level of acceptance and growth of new products can also affect demand for our products. Downturns in the markets we serve could have a material adverse effect on the demand for our products. Additionally, due to changing conditions, our customers have experienced and may in the future experience periods of excess inventory which could have a significant adverse impact on our sales. During an industry downturn, there is also a higher risk that some of our trade receivables would be uncollectible and that our inventory would decrease in value.

We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or be exacerbated by other factors. The current worldwide economic downturn adversely affected sales of products in end markets served by our customers which adversely affected demand for our products. While there has been improvement in industry conditions since the fourth quarter of fiscal 2009, we had experienced significant declines in demand for our products during several quarters immediately preceding the fourth quarter of fiscal 2009. While demand increased during fiscal 2010, there can be no assurance as to when and if, or to what extent, the demand for our products will increase or decrease in future periods.

Reduced demand for our products can have a material adverse effect on our business, our results of operations and our financial condition. Our historical operating results have been subject to substantial fluctuations and we may experience substantial period-to-period fluctuations in future operating results. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the OEM customer has accumulated excess inventories of products purchased from us.

We have experienced quarterly losses in the past and may experience periodic losses in the future. Our results of operations for any particular period may not be indicative of our future results.

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

Declines in memory component prices and our average selling prices may result in declines in our net sales and gross profit and could have a material adverse affect on our business, our results of operations and our financial condition.

Our industry is highly competitive and characterized by historical declines in average selling prices. Our average selling prices may decline due to several factors including general declines in demand for our products, and excess supply of DRAM and flash memory components as a result of overcapacity caused by increased manufacturing efficiencies, new manufacturing processes and manufacturing capacity expansions by component suppliers. In the past, transitions to smaller design geometries and other factors causing overcapacity in memory markets have led to significant increases in the worldwide supply of memory components. If not accompanied by increases in demand, these supply increases usually result in significant declines in component prices which in turn lead to declines in the average selling prices of our products. During periods of overcapacity, our net sales may decline if we do not increase sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase sales or to introduce new products to offset the impact of declines in average selling prices may not be successful. Furthermore, our competitors and customers also impose significant pricing pressures on us. These declines in average selling prices have in the past and may again in the future, have a material adverse effect on our business, our results of operations and our financial condition. Declines in prices could also affect the valuation of our inventory which could result in inventory write-downs and could harm our business, our results of operations and our financial condition. Declines in average selling prices might also enable OEMs to pre-install higher density memory modules into new systems at existing price points thereby reducing the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program would materially harm our business, our results of operations and our financial condition.

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

Since a large percentage of our sales are to a small number of customers that are primarily large OEMs, these customers are able to exert, have exerted, and we expect they will continue to exert, pressure on us to make price concessions which concessions can adversely affect our business, our results of operations and our financial condition.

Our principal customers include major OEMs which compete in the computing, networking, communications, printer, storage and industrial markets. For fiscal 2010, 2009 and 2008, our ten largest OEM customers accounted for 69%, 64% and 71% of net sales, respectively. In fiscal 2010, 2009 and 2008, Hewlett-Packard accounted for 22%, 28% and 39% of our net sales, respectively. From fiscal 2008 to 2009, we experienced a significant decrease in our overall sales to Hewlett-Packard as a result of a decline in overall economic conditions combined with the customer utilizing more standard products in their high-end server business as replacements for the specialty memory products we sell to them. We anticipate that this specialty memory business will continue to decline further in the foreseeable future, as it did in fiscal 2010. We expect to continue to offset these declines with increased sales into Hewlett-Packard’s Brazil PC business. In fiscal 2010, 2009 and 2008, Cisco Systems accounted for 16%, 13% and 12% of our net sales, respectively. In fiscal 2010, 2009 and 2008, Dell accounted for 14%, 9% and 6% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our total net sales.

Our customers are primarily in the computing, networking, communications, printer, storage and industrial markets, and the current and future fluctuations in demand in these markets may adversely affect sales of our products.

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

In most cases we do not obtain long-term purchase orders or commitments from our customers but instead we work with our customers to develop non-binding estimates or forecasts of future requirements. Utilizing these non-binding estimates or forecasts, we make significant decisions based on our estimates of customer requirements including determining the levels of business that we will seek and accept, production scheduling, component purchasing and procurement commitments, personnel and production facility needs and other resource requirements. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, will frequently cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. The short-term and flexible nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products, reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production which can challenge our resources and can reduce profit margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Downturns in the markets in which our customers compete can, and have, caused our customers to significantly reduce the amount of products ordered from us or to cancel existing orders leading to lower utilization of our facilities. This in turn can cause us to have more inventory than we need and can result in inventory write-downs or write-offs which could have a negative effect on our gross profit, our results of operations and our financial condition. Additionally, as many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our net sales, gross profit, results of operations and financial condition.

Worldwide economic conditions and other factors may adversely affect our operations, cause fluctuations in demand for our products and have a material adverse impact on our business, our results of operations and our financial condition.

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

If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and gross margin could be adversely affected. Other factors that could cause demand for our products to fluctuate include:

•	a downturn in the server, PC and computing, networking, storage and/or communications industries;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for employment and inflation, and energy prices;

•	changes in the level of customers’ components inventory;

•	competitive pressures, including pricing pressures, from companies that have competing products, architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	strategic actions taken by our competitors; and

•	market acceptance of our products.

In response to strengthening market conditions at the end of fiscal 2009 and during fiscal 2010, we have recently made significant investments and expect to continue to invest to increase capacity. If product demand decreases, our manufacturing or assembly and test capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our gross margin and/or our profitability. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

A recurrence of the recent financial crisis or a deterioration of recently-improved financial conditions could negatively affect our business, results of operations and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, fixed income, and equity markets. These conditions caused consumers and businesses to defer purchases in response to tighter credit and less discretionary spending, adversely affected consumer confidence and sales of products in end markets served by our customers and adversely affected demand for our products. While there has been improvement in the credit markets, these markets could tighten up again in the future. Additionally, there could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products resulting in lower net sales, customer insolvencies and increased risk in collecting customer receivables; and increased expense of or inability to obtain short-term financing of our operations. Furthermore, in the United States and abroad, financial markets continue to experience significant volatility. Remedial fiscal and monetary measures are being undertaken by governments and central banks across the world. The short and long term effects of these measures are uncertain. These factors could have a negative effect on our business, our results of operations and our financial condition.

Order cancellations or reductions, product returns, selling price decreases and product obsolescence could result in lower net sales and substantial inventory write-downs or write-offs which in turn can have a material adverse impact on our business, our results of operations and our financial condition.

In the past, we have experienced cancellations of orders and fluctuations in order levels from period to period and expect that we could experience such cancellations and fluctuations in the future. Certain customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no notice or penalties. The replacement of such purchase orders with new orders cannot be assured. To the extent we manufacture products or make purchases in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. While we have not had material inventory write-downs or write-offs in recent years, we have had in the past and expect we could again in the future, have inventory write-downs and/or write-offs due to obsolescence, excess quantities and declines in market value below our costs. These occurrences would have a negative impact on our results of operations and our financial condition.

Our logistics business requires us to make inventory purchases based on customer forecasts which can be unpredictable and which can in turn cause us to have significant increases in inventory from time to time resulting in a negative impact on our cash flow and possibly resulting in inventory write-downs or write-offs which could have a material adverse impact on our results of operations and our financial condition.

Our logistics business requires us to make significant inventory purchases based on customer forecasts and/or customer purchase orders. In most instances, purchase orders can be rescheduled at the customers’ option, often times without penalty. When actual consumption does not meet the customers’ forecast or the customers’ purchase orders, it will result in unanticipated and sometimes significant increases in our inventory. Additionally, some of our logistics transactions contemplate extended periods of inventory management. We believe that our programs generally obligate customers to purchase all of the logistics inventory with minimal exposure to price reductions, and typically include periodic carrying charges to be paid by the customers. There can be no assurance, however, that the customers will comply with these obligations. If a large customer of our logistics business fails to consume the inventory that we purchase for it, this could result in significant inventory write-downs or write-offs and would have a material, adverse impact on our cash flow, our results of operations and our financial condition. At the end of the last four fiscal quarters, logistics inventory (including inventory specifically requested by customers) ranged between 36% and 42% of total inventory.

New product development, particularly our solid state storage products, requires significant investment and if we fail to develop new or enhanced products and introduce them in a timely manner, this could have a material adverse impact on our competitiveness, our results of operations and our financial condition.

The markets in which we compete are subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements, and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements. More specifically, the solid state storage industry is an emerging industry with several different technology platforms each of which has significant costs of entry. We are a new entrant into the solid state storage industry and have limited experience in this market. We have experienced, and may experience in the future, delays and unanticipated expenses in the development and introduction of new products. A failure to develop products with required feature sets or performance standards, or a delay as short as a few months in bringing a new product to market could significantly reduce our net sales which would have a material adverse effect on our business, our results of operations and our financial condition.

Delays in the development, introduction and qualification of new products could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share or permit a customer to cancel orders without penalty. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Lack of market acceptance for our new products for any reason would jeopardize our ability to recoup substantial research and development expenditures, hurt our reputation and have a material adverse effect on our business, our results of operations and our financial condition. Accordingly, there can be no assurance that our future product development efforts will be successful or result in products that gain market acceptance. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets fail to gain acceptance or grow, this would have a material adverse effect on our business, our results of operations and our financial condition.

In particular, we have made and expect to continue to make in the future, significant investments in SSDs and other solid state storage products through research and development and other expenditures. While we believe that our investments in solid state storage will enable us to participate in several important growth markets, there is significant competition in these markets and there can be no assurance that the products we develop and introduce will be timely, will gain any market acceptance or will result in any significant increase in our net sales. If these investments fail to provide the expected returns this would have a material adverse effect on our business, our results of operations and our financial condition.

Transitions to newer technologies can result in inventory write-offs, product shortages and can cause our manufacturing equipment to become obsolete in a shorter period of time than the initially estimated useful life causing us to incur impairment charges or accelerate depreciation rates, all of which can have a material adverse effect on our results of operations and financial condition.

Our industry is highly competitive and characterized by constant and rapid technological change, rapid product obsolescence, evolving standards and often short product lifecycles. If the lifecycle of a product is driven to a shorter end as a result of the introduction of a new technology, we may be forced to transition our manufacturing capabilities to a new configuration quicker than originally planned. This can result in increased capital and other expenditures. This can also cause decreases in demand for the older technology products and our manufacturing or assembly and test capacity becoming under-utilized. As a result we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. For example, the accelerated switch from DDR2 to DDR3 in Brazil caused a shorter useful life for DDR2 equipment which resulted in additional depreciation expense of $1.2 million in fiscal 2010. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our gross margin and/or our profitability. When new technologies are introduced, the capacity to manufacture the new products often cannot meet the demand and product shortages can arise. If our suppliers over commit to us and to our competitors as to how much product demand they can support, we may not be able to fill customer orders or participate in new markets as they emerge. Each of these factors can have an adverse effect on our business, our results of operations and our financial condition.

Our dependence on a small number of sole or limited source suppliers subjects us to certain risks and our results of operations would be materially adversely affected if we are unable to obtain adequate supplies in a timely manner.

We are dependent upon a small number of sole or limited source suppliers for certain materials, including critical components, we use in manufacturing our products. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals. Our major suppliers include Hynix, Micron, Elpida and Samsung. The markets in which we operate have experienced, and may experience in the future, shortages in components. These shortages cause some suppliers to place their customers, including us, on component allocation. As a result, we may not be able to obtain the components that we need to fill customer orders. If any of our suppliers experience quality control or intellectual property infringement problems, we may not be able to fill customer orders. Furthermore, our products that utilize that supplier’s components may be disqualified by one or more of our customers and we may not be able to fill their orders. The inability to fill customer orders could cause delays, customer cancellations, disruptions or reductions in product shipments or require product redesigns and/or re-qualifications which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, results of operations and financial condition.

A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product manufacturing and shipments or require product redesigns which could damage relationships with our customers, increase our costs or the prices of our products and materially and adversely affect our business, results of operations and financial condition.

An increasing number of our OEM customers may design standard modules into their products which could reduce demand for our higher-priced customized memory solutions.

In an effort to reduce costs and assure supply of their memory module requirements, an increasing number of our OEM customers have been designing JEDEC standard modules into their products. Although we also manufacture JEDEC modules, this trend could further reduce the demand for our higher priced customized memory solutions which in turn would have a negative impact on our business, results of operations and financial condition. In addition, when customers utilizing custom memory solutions choose to adopt a JEDEC standard instead of a custom module, that might allow new competitors to participate in a share of our customers’ memory module business that the customers currently purchase from us.

The flash memory market is constantly evolving and increasingly competitive, and we may not have rights to manufacture and sell particular products utilizing certain flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, have already transitioned to certain flash memory formats, such as the Memory Stick, Commercial Grade SD, Micro SD and xD Picture Card formats which we do not currently manufacture in the United States and do not have rights to manufacture in the United States. Although we do not currently support the consumer flash market, it is possible that certain OEM customers of ours may choose to adopt these formats. Additionally, we plan to support the consumer flash market in Brazil beginning in fiscal 2011. If we manufacture flash memory products utilizing these formats, we may be required to secure licenses to give us the right to manufacture such products and/or enter into arrangements to have licensed subcontract assembly facilities produce these products, which may not be available to us on reasonable terms or at all. If we are unable to supply certain flash memory products at competitive prices or at all, our net sales and results of operations could be adversely impacted and our customers might cancel orders or seek other suppliers to replace us. While we do not believe that we need any licenses that we do not currently have, it is possible that third parties may claim that we do, which claims could result in additional expenses which could have an adverse effect on our results of operations.

Our growth initiatives require significant capital investments and we cannot be assured that we will realize a positive return on these investments.

Our ongoing business initiatives require capital investment. For example, during fiscal 2010, 2009 and 2008, we made significant capital expenditures to expand production, test and packaging capacity in our Atibaia, Brazil facility and we plan to continue to invest in Brazil and elsewhere. If our expected returns on these investments are not achieved, it could have a negative effect on our results of operations and our financial condition.

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

We may make acquisitions of companies and/or technologies which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our business, our results of operations and our financial condition may be adversely affected.

As part of our business and growth strategy, we may acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example, in March 2008 we acquired Adtron Corporation, a designer and supplier of SSDs. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs or expenses associated with an acquisition or investment including write-offs of goodwill or other intangible assets;

•	negative effects on profitability resulting from an acquisition or investment;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have little or no prior experience and markets with complex government regulations;

•	loss of key employees of the acquired business; and

•	litigation arising from an acquired company’s operations.

Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources, and otherwise harm our business. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, expend cash and reduce our cash reserves, or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earn-out provisions, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake.

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

We compete against semiconductor suppliers that maintain captive memory module and flash card production capabilities, including Hynix, Micron, Samsung, Elpida and Nanya. Other primary competitors in the memory module and flash card industry include NetList, STEC, Viking InterWorks (a Sanmina-SCI company), SanDisk, Western Digital, Unigen and Wintec. In Brazil, we face some of the same competitors as we do elsewhere through imports of DRAM modules. We also face competition from several local DRAM module manufacturers in Brazil. We are not aware of any current competitors for our packaging business in Brazil. Import duties and local content requirements in Brazil give us an advantage over companies that import DRAM modules, or import DRAM components to build modules. As the local market grows, competition is likely to increase and may have a negative impact on our results of operations in Brazil.

The non-volatile memory, or flash market has attracted numerous competitors, both large and small, from around the world. Entrants generally target specific segments within the flash or solid state storage markets. Large manufacturers of solid state storage products such as Intel, Micron, Samsung and SanDisk have targeted the client/

consumer laptop and PC markets, while smaller vendors such as Apacer, PQI, and Transcend have selected similar markets but on a smaller scale. As we enter the market for enterprise SSDs, we are and will be competing with Intel, Samsung, Hitachi, Seagate, STEC, Micron, Toshiba, Western Digital, Pliant and Fusion-io. As we enter the markets for flash cards, SD Cards and MicroSD Cards in Brazil, we will be facing competition from SanDisk, Viking InterWorks (a Sanmina-SCI company), Kingston and several other established manufacturers whose products are imported, however, we are not aware of any current competitors manufacturing these products in Brazil. We expect that import duties and local content requirements in Brazil give us an advantage over companies that import these card products. Our primary competitors in the defense, aerospace, industrial, medical, transportation, and industrial automation markets are BiTMICRO, SuperTalent and STEC. In the industrial and telecom markets, our primary competitors for embedded flash are STEC, Western Digital and Viking InterWorks (a Sanmina-SCI company).

We face competition from existing competitors and expect to face new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors and/or suppliers or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors and/or suppliers may emerge and rapidly acquire significant market share.

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

Our net sales are impacted by achieving design wins and qualifications of our products into commercially successful OEM systems and the failure to achieve design wins and qualifications or the failure of OEM customers to incorporate our products into their systems could adversely affect our operating results and prospects.

Our products are often incorporated into our OEM customers’ systems at the design stage. As a result, we rely on OEMs to select our product designs, which we refer to as design wins, and then to qualify our products for production buys. We often incur significant expenditures in the development of a new product without any assurance that an OEM will select our product for design into its system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. These third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system, we cannot be assured that they will qualify or use our product in production, that the OEM’s product will be commercially successful, or that we will receive significant orders as a result of that design win or qualification. Our OEM customers are typically not obligated to purchase our products even if we get a design win. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, this could have an adverse effect on our net sales, our results of operations and our financial condition.

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

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our president and chief executive officer, and Barry Zwarenstein, our senior vice president and chief financial officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong, and there is no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted stock unit grants or other stock-based compensation is an important element in the retention of employees. Declines in the value of our stock could adversely affect our ability to retain employees and we may have to take additional steps, as we did with our employee stock option exchange in the first quarter of fiscal 2010 and the granting of restricted stock units in fiscal 2009 and 2010, to make the equity component of our compensation packages more attractive in order to attract and retain employees. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our key employees to expand, train and manage our employee base as needed, could adversely affect our business, our results of operations and our financial condition.

We rely, in part, on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

Sales of our products to some of our OEM customers are accomplished through the efforts of third-party sales representatives. We are unable to predict the extent to which these third-party sales representatives will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives also market and sell competing products and may more aggressively pursue sales of our competitors’ products. Our third-party sales representatives may terminate their relationships with us at any time on short notice. Our future performance may also depend, in part, on our ability to attract and retain additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales, our results of operations and our financial condition could be negatively impacted.

Disruption of our operations at our manufacturing facilities would substantially harm our business.

A disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention, power failures, fires, or other such circumstances, could cause us to cease or limit our manufacturing operations and consequently adversely impact our business. Since a large percentage of our production is done in a small number of facilities, a disruption to operations could have a material adverse impact on our business, our results of operations and our financial condition. A disruption of our manufacturing operations resulting from ramp-up related challenges such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment, and management and coordination of our logistics networks within our global operations could cause us to cease, delay, or limit our manufacturing operations and consequently adversely impact our business, our results of operations and our financial condition.

As a result of our acquisition of Adtron, a small portion of our sales are dependent on defense-related companies and changes in military spending levels and patterns could negatively affect us.

Our current orders from defense-related companies depend on factors that are outside of our control. Reductions or changes in military spending could have an adverse effect on our sales and profit. For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. As political representatives change, a difference in philosophy and a changing economic climate could reduce or change appropriations. We believe that because of the unexpected length and cost of the wars in Iraq and Afghanistan, and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment may be reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure. In addition, the U.S. defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are replaced or materially offset by commercial off-the-shelf products, our business would suffer. Even if military spending continues to increase, delays and/or shifts in military spending could negatively affect our business, our results of operations and our financial condition.

The competitive bid process for, and the terms and conditions of, government contracts may have a negative effect on our business and our results of operations.

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

Effective internal controls are necessary for us to prepare financial statements that are presented in accordance with U.S. generally accepted accounting principles and are important in our effort to detect and prevent financial fraud. Under Section 404 of the Sarbanes-Oxley Act of 2002 we are required to periodically evaluate the design and operating effectiveness of our internal controls. As our business evolves, these evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, and our independent registered public accounting firm has opined that we have maintained in all material respects, effective internal controls over financial reporting for the filing period covered by this report including fiscal 2010, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation or the detection or prevention of fraud and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If it is determined that we have a material weakness in our internal controls or we fail to produce reliable financial reports or prevent fraud, this could have a material negative impact on our business, our results of operations and our financial condition and could result in the loss of investor confidence and/or a decline in our share price.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other regulations and requirements, including corporate governance and public disclosure, is costly and may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC regulations and NASDAQ rules, have required most public companies, including us, to devote additional internal and external resources to various governance, compliance and disclosure matters. As a result, we have in the past and will in the future, incur significant costs, which may be disproportionate to our size, on additional staff and outside professionals to assist us with these efforts. These costs have included increased auditing and accounting fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, new and changing laws, regulations and standards are subject to varying interpretations, as well as modifications by the various regulating bodies. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance, disclosure and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If we were to identify any issues in complying with any requirements, such as the discovery by management or our independent public accounting firm of a material weakness in our internal controls, we could incur additional costs and expend significant management attention rectifying such issues. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice or otherwise, our reputation may be harmed and we may be required to incur additional expenses. If we are not able to maintain compliance with the requirements of Section 404 or other requirements in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such action could have a material adverse effect on our results of operations, our financial condition or the market price of our ordinary shares.

Changes in, or interpretations of, tax regulations or rates, or changes in the geographic dispersion of our revenues, or changes in other tax benefits, may adversely affect our income, value-added and other taxes, which may in turn have a material adverse effect on our cash flow and financial condition.

Our future effective tax rates could be unfavorably affected by the resolution of issues arising from tax audits with various tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in tax laws or regulations or tax rates; changes in the interpretation or application of tax laws; changes in generally accepted accounting principles; changes in tax regulations or rates; increases or decreases in the amount of revenue or earnings in countries with particularly high or low statutory tax rates; or by changes in the valuation of our deferred tax assets and liabilities. While we enjoy and expect to continue to enjoy beneficial tax treatment in certain of our foreign locations, most notably Brazil, Malaysia and Puerto Rico, we are subject to meeting specific conditions in order to receive the beneficial treatment. Additionally, the beneficial treatments need to be renewed periodically and are subject to change. We are subject to tax examination in the United States and in foreign jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from current examinations. We believe such estimates to be reasonable, however there can be no assurance that the final determination of any examinations will be in the amounts of our estimates. Any significant variance in the results of an examination as compared to our estimates, or any failure to renew or continue to receive any beneficial tax treatment in any of our foreign locations, or any increase in our future effective tax rates due to any of the factors set forth above or otherwise, could reduce net income and could have a material adverse effect on our results of operations, our cash flow and our financial condition.

On October 3, 2008, our subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron

Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). We believe that the Assessment is subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron. We notified Solectron and Flextronics of the Assessment, and under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. We have been advised that the efforts to contest the Assessment in the administrative level have been unsuccessful and on June 16, 2010, we were notified that the last administrative appeal was not admitted, thereby exhausting all administrative appeals. We have also been advised by tax counsel that additional appeals can only be made in a judicial proceeding. As of August 27, 2010, our Consolidated Balance Sheet reflects both a liability for the Assessment and a corresponding indemnity receivable for approximately $4.1 million (or 7.2 million Brazilian Real or “BRL”). While we believe that the Assessment would be subject to the indemnity obligations of Solectron and/or Flextronics, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes upon imports. The payment of ICMS generates tax credits that may be used to offset ICMS obligations generated from sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. Although the renewal has been granted, there is no refund of ICMS tax credits that accumulated during the period we were waiting for the renewal.

As of August 27, 2010 the total amount of accumulated ICMS tax credits reported on our Consolidated Balance Sheet was $17.6 million (or 31.0 million BRL), with $11.3 million (or 19.8 million BRL) under other current assets and $6.3 million (or 11.2 million BRL) under other non-current assets. It is expected that $11.3 million of the excess ICMS credits will be recovered during fiscal 2011, with the remainder of $6.3 million being recovered in fiscal 2012. These expectations are based on various estimates including the mix of products and regions where our sales will occur. If these estimates or the mix of products or regions vary, it could take longer than expected to fully utilize the excess ICMS credits accumulated to date. The accumulation of the excess credits had an adverse impact on our cash flow and there can be no absolute assurance that we will be able to fully utilize all of our excess credits.

Our plans to establish a corporate research and development center in Brazil may not achieve the results we anticipate which would have an adverse impact on our business, our cash flow, our net income and our financial condition.

As part of our plan to increase research and development (“R&D”) activities, we expect to establish a corporate R&D center in Brazil to develop technology to enhance our semiconductor packaging and module manufacturing capabilities, to design and develop new DRAM ICs, memory modules and MicroSD products, and to design and develop our solid state storage products for different interfaces and in different form factors. We expect to leverage our infrastructure in Brazil to utilize certain government incentives to enhance the returns on our investments. Establishing this new corporate R&D center will involve substantial management resources and significant spending and capital investment with no assurance of a satisfactory return.

In connection with these R&D activities, we intend to utilize two government investment incentive programs that we expect will increase our competitiveness and enhance our return on investment. The first program, known as “PADIS” (Programa de Apoio do Desenvolvimento Tecnológico da Industria de Semicondutores), is specifically designed to promote the development of a local semiconductor industry. We have applied for and expect to be one of the first companies in Brazil to obtain a designation making us eligible for certain beneficial tax treatment under this new legislation, although there can be no assurance that we will obtain the expected benefits. In order to receive the intended benefits, we will be required to make significant investments in R&D activities which investment amounts are related to our sales volume. Since this is new legislation, its interpretation has not been established and there is a risk that it may be interpreted differently by the Brazilian tax authorities than we anticipate. If we do not make the required investments, or if the Brazilian tax authorities do not agree with our classification of certain expenses as constituting R&D, we may lose the anticipated benefit and be penalized for failing to collect the applicable taxes and as a result, our investment in R&D will not provide the anticipated return.

The second program, known as “IT Law — PPB” (Lei da Informática — Processo Produtivo Básico, or Basic Production Process), is a widely utilized and more well established program. PPB is intended to promote local content by allowing qualified PPB companies to sell certain IT products with a reduced rate of the federal value added tax (namely, the IPI) as compared to the rate that is required to be collected by non-PPB suppliers. This treatment provides an incentive for certain customers to purchase from us because they will not be required to pay the regular level of IPI on their purchases. In order to receive the intended treatment, we are again required to make certain investments in R&D activities, which investment amounts are related to our sales volume. If we do not make the required investments, or if the Brazilian tax authorities do not agree with our classification of certain expenses as constituting R&D, we may lose the anticipated beneficial treatment and could be penalized for failing to collect the required IPI from our customers, and as a result, our investment in R&D will not provide the anticipated return.

If we make the planed investments and do not receive the intended tax treatments, this could cause a material increase in our expected tax liability and expected effective tax rate, and could have a material adverse impact on our cash flow, our net income and our financial condition.

We receive certain beneficial tax treatment as a result of being a Cayman Islands company.

We are a Cayman Islands company and operate through subsidiaries in a number of countries throughout the world, including the United States. As a result, income generated in certain non-U.S. subsidiaries is not subject to taxation in the United States. We are subject to changes in tax laws, treaties and regulations or the interpretation or enforcement thereof in the United States, the Cayman Islands and jurisdictions in which we or any of our subsidiaries operate or are resident. Legislative proposals were introduced in the U.S. that, if enacted into law, could result in us being considered a U.S. company for tax purposes. This could have the effect of subjecting a larger portion of our worldwide income to U.S. taxation than is currently required. While no such laws have been enacted to date, there can be no assurance that they will not be enacted in the future. The impact on our cash flows, results of operations and financial condition will depend upon the specifics of any such law, if it were to be enacted, but is likely not to be material.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the U.S., we review our long-lived intangible and tangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flow projections. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined. For example, in the fourth quarter of fiscal 2008 we recorded a charge of $3.2 million for goodwill impairment, and in the first two quarters of fiscal 2009, we recorded an aggregate charge of $10.4 million for goodwill impairment. Impairment charges have an adverse effect on our results of operations and our financial condition.

Our indemnification obligations to our customers and suppliers for product defects and other matters could require us to pay substantial damages.

A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from various matters including, without limitation, from product warranty claims or claims for injury or damage resulting from defects in our products. Indemnification obligations could require us to expend significant amounts of money to defend claims and/or to pay damages or settlement amounts. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage does not cover all types of claims and may not be adequate to cover all or any part of a claim asserted against us. A claim brought against us that is in excess of, or excluded from, our insurance coverage could adversely impact our business, our results of operations and our financial condition.

Our operations in foreign countries subject us to political and economic risks, which could have a material adverse effect on our results of operations and our financial condition.

Sales outside of the United States accounted for approximately 70%, 57% and 45% of net sales in fiscal 2010, 2009 and 2008, respectively. We anticipate that these international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our product design and manufacturing is currently performed at our facilities in Brazil and Malaysia. As a result, our operations may be subject to certain risks relating to operations in foreign countries, including changes in and compliance with regulatory requirements, tariffs and other barriers; increased price pressure; timing and availability of export and import licenses; difficulties in accounts receivable collections; difficulties resulting from longer payment cycles; difficulties in protecting our intellectual property; difficulties and costs of staffing and managing international operations; difficulties resulting from different employment regulations; necessity of obtaining government approvals; trade restrictions; work stoppages or other changes in labor conditions; difficulties in managing distributors and sales representatives; seasonal reductions in business activity in some parts of the world; difficulties in obtaining governmental approvals for products that may require certification; challenges in price competitiveness due to local content requirements; difficulties relating to political or economic instability; restrictions and/or taxes on transfers of funds and other assets of our subsidiaries between jurisdictions; difficulties with the repatriation of funds from foreign jurisdictions; foreign currency exchange fluctuations; the burden of complying with a wide variety of complex international laws and treaties; potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

We are also subject to the risks associated with the imposition of, and compliance with, legislation and regulations relating to the import or export of military related and/or high technology products and components of such products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products or components of such products will be amended or enacted by the U.S. or other countries. Some of our customers’ purchase orders and agreements are governed by international laws which often differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under such agreements, or the rights we have under such agreements may be substantially different from the rights we are afforded under the laws of the United States.

These factors may have a material adverse effect on our business, our results of operations and our financial condition.

Our operations in foreign countries are more difficult to manage which may expose us to additional risks that may not exist in the United States, which in turn could have a negative impact on our business, our results of operations and our financial condition.

A significant portion of our operations are outside of the U.S. at our foreign facilities. Additionally, international sales account for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. Further, given our executive officers’ lack of physical proximity to some of the local activities and the inherent limitations of cross-border information flow, our executive officers may at times face extra challenges in their ability to effectively oversee the day-to-day management of our international operations. The challenges facing management to effectively recruit, employ and retain qualified personnel and to otherwise effectively manage our international operations could result in compliance, control or other issues that would have a negative impact on our business, our results of operations and our financial condition.

Worldwide political conditions and threats of terrorist attacks may adversely affect our operations and demand for our products.

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

Also, any armed conflicts around the world could have an impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could also have a negative impact our business. More generally, various events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and the worldwide economies.

Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Unfavorable currency exchange rate fluctuations could cause currency exchange losses, could result in our products becoming relatively more expensive to our overseas customers and could increase our manufacturing costs, each of which could adversely affect our business and our profitability.

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries expose us to certain risks associated with fluctuating currency values and exchange rates. Because some of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Some of the sales of our products are denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and which can increase foreign taxable income. We do not presently purchase financial instruments to hedge foreign exchange risk, but we may do so in the future.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could have a material adverse effect on our business, our results of operation and our financial condition.

Our worldwide operations could be subject to natural disasters, including earthquakes, monsoons and floods. For example, our corporate headquarters in Newark, California is located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia is also prone to natural disasters such as monsoons and floods. In addition, our manufacturing facility in Aguada, Puerto Rico, is located in a hurricane-prone area. In the event of a major earthquake or hurricane, or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business. Since a large percentage of our production is done in a small number of facilitates, a disruption to operations could have a material adverse impact on our business, our results of operations and our financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, as well as our ability to operate without infringing upon the intellectual property of others. Activities in the area of intellectual property rights, including litigation and various patent processes can cause us to incur substantial expenses that can have an adverse impact on our results of operations.

We attempt to protect our intellectual property rights through a variety of measures, including trade secret laws, non-disclosure agreements, confidentiality procedures, employee non-disclosure and invention assignment agreements, patents, trademarks and copyrights. It is possible that our efforts to protect our intellectual property rights may not:

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

The markets in which we compete are characterized by frequent claims alleging infringement of patents, trademarks, copyrights or other intellectual property rights of others. From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. There can be no assurance that third parties will not in the future pursue claims against us or our customers with respect to the alleged infringement of intellectual property rights. In addition, litigation or other legal and technical processes may be necessary to protect our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of infringement and/or invalidity. Litigation and other legal and technical processes could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, our results of operations and our financial condition.

For example, on December 7, 2007, Tessera, Inc. filed a complaint in the U.S. International Trade Commission and the Eastern District of Texas against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products. On December 11, 2009, Ring Technology Enterprises of Texas, LLC (“Ring Technology”) filed a complaint in the Eastern District of Texas alleging that we infringed certain patents and seeks an unspecified amount of damages and injunctive relief. See Item 3 “Legal Proceedings” in Part I of this Annual Report. As we expand our product offerings in the SSD market in which larger companies with large patent portfolios compete, the possibility of other intellectual property claims against us grows. Litigation and other patent processes, whether as plaintiff, defendant or otherwise, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation or other processes are ultimately determined in our favor. In the event of an adverse result in, or a settlement of, a litigation matter, we could be required to pay substantial damages or settlement amounts; cease the manufacture, use, import, and sale of certain products or product components; expend significant resources to develop or acquire non-infringing technology; discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase our expenses. In addition, if we re-design or discontinue our production of affected products, our revenue could be adversely affected. Alternate technology development or license negotiations would likely result in significant expenses and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or negotiations or that such licenses would be available on reasonable terms, or at all.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we agree to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement or alleged infringement by our products of third-party patents, trademarks or other intellectual property rights. We periodically have to respond to claims and litigate indemnification obligations. Indemnification obligations could require us to expend significant amounts of money to defend claims and/or to pay damages or settlement amounts which could have a material adverse effect on our business, our results of operations and our financial condition. Our insurance does not cover intellectual property infringement in most instances.

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

Our business is subject to regulation by various U.S. federal and state governmental agencies. Such regulation includes, without limitation, the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission (“FTC”) and the Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission, the export control regulatory activities of the Department of State, the Department of Defense and the Bureau of Industry and Security, and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business, including import and export laws and foreign currency control. In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the U.S. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including, without limitation, the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act (“WARN Act”)

which requires employers to give affected employees at least 60 days notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, antidiscrimination and termination of employment.

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

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, disbarment from government projects, fines, damages, civil and criminal penalties, or injunctions which could harm our business, financial condition and results of operations. In addition, from time to time we have received, and may receive in the future, correspondence from former employees and parties with whom we have done business with, threatening to bring claims against us alleging that we have violated one or more regulations related to customs, labor and employment, or foreign currency control. An adverse outcome in any litigation related to such matters could require us to pay damages, attorneys’ fees and/or other costs.

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

If we undertake additional restructuring measures in the future as we have done in the past, we may not be able to effectively implement such future restructuring measures, and such restructuring measures may not result in the expected benefits, any of which would negatively impact our future results of operations.

During fiscal 2009 and 2008, we initiated restructuring plans to reduce our work force and cost structure to address challenging business conditions. As a result of current circumstances and conditions, and to take advantage of opportunities to reduce costs, we may implement additional restructuring measures in the future.

These additional restructuring measures, if implemented, would be intended to decrease certain ongoing expenses and improve cash flow. However they could also result in significant charges which could negatively impact our cash flow and our financial condition. There can be no assurance that we will be able to successfully complete and realize the expected benefits of these restructuring measures. Past and future restructuring measures may involve higher costs, fewer benefits, longer timetables, and/or additional restructuring activity in other locations and affect more employees than we anticipate and could negatively impact our cash flow, our business, our results of operations and our financial condition. In addition, our past and future restructuring measures and other cost-saving measures, such as salary reductions in the U.S., shortened work weeks internationally, and a suspension of our 401(k) matching program, may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale, any of which could have a negative impact on our future performance, our results of operations and our financial condition.

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

The WF Credit Facility also requires us to maintain specified financial ratios and satisfy other financial condition tests. On April 30, 2010, the WF Credit Facility was amended to extend the term through April 30, 2012. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of August 27, 2010. We may not meet the financial covenants required to borrow funds under the WF Credit Facility during all periods before it expires and therefore may not be able to borrow funds if and when we need the funds in the future.

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

Disruption in the financial markets may adversely impact the availability and cost of credit and cause other disruptions and additional costs at a time when we may need capital to refinance our debt or to fund growth.

Refinancing our existing debt or securing new debt or equity financing may be difficult, expensive, dilutive or impossible. As in the past, future instability in the financial markets may also have an adverse effect on the U.S. and/or world economy which could adversely impact our business. If we are not able to obtain the capital required to refinance our existing debt or to fund future growth or if we are required to incur significant expenses and/or dilution to do so, this could have a material adverse effect on our business, our results of operations and our financial condition and may require us to undertake alternative plans, such as selling assets, reducing or delaying capital investments or downsizing our business.

Our indebtedness could impair our financial condition and harm our ability to operate our business.

We have certain debt service obligations. At August 27, 2010, our total outstanding debt was $55.1 million. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

To service our debt and grow our business, we will require a significant amount of cash and we may not be able to generate sufficient cash flow from operations to satisfy these obligations or to refinance these obligations on acceptable terms, or at all.

Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control, including among others, those described in this Risk Factors section.

If we are unable to generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Certain of these actions would require the consent of our lender and/or note holders. The terms of our credit facility and indenture contain limitations on our ability to incur additional debt. We cannot be assured that any assets could be sold, or, if sold, the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our debt instruments then in effect. Refinancing of our existing debt or securing new debt or equity financing under these conditions is likely to be difficult, expensive, dilutive or impossible. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations. If we were not able to obtain required financing, it could also prevent us from achieving sales and profit growth that would otherwise be available which, in turn could have a material adverse effect on our business, our results of operations and our financial condition and may require us to undertake alternative plans, such as selling assets, reducing or delaying capital investments or downsizing our business.

Our existing debt is subject to floating interest rates, which may cause our interest expense to increase and decrease cash available for operations and other purposes.

We are subject to interest rate risk in connection with our long-term debt of $55.1 million as of August 27, 2010. In addition, our credit facility provides for borrowings of up to $35.0 million that would also bear interest at variable rates. Assuming we could satisfy financial covenants required to borrow, and the credit facility is fully drawn and holding other variables constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in interest expense and a decrease in our cash flows and income before taxes of $0.9 million per year.

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

The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our ordinary shares regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts, or our failure to meet the estimates made by us or by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant technology changes, acquisitions, strategic partnerships, divestitures, or restructuring initiatives, or other events that affect us or companies in our industry;

•	loss of a major customer or of significant business at a major customer;

•	additions or departures of key personnel;

•	a general downturn or uptick in the stock market; and

•	developments in existing litigation or the filing of new litigation against us.

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

We may experience significant period-to-period fluctuations in our net sales and operating results. For example, in fiscal 2010 net sales increased 59% from fiscal 2009, and in fiscal 2009 net sales declined 34% from fiscal 2008. Significant fluctuations may occur again in the future due to a number of possible factors and any such fluctuations may cause our share price to fluctuate. Our share price could also drop significantly if we were to report future operating results, or provide guidance, below the expectations of securities analysts or investors.

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:

•	the timing and volume of orders from our customers;

•	the rate of acceptance of our products by our customers, including the rate of design wins;

•	the demand for and life cycles of customer products incorporating our products;

•	the rate of adoption of our products in the end markets we target;

•	cancellations or deferrals of customer orders or commitments in anticipation of lower pricing, new products or product enhancements from us or our competitors or other providers;

•	changes in product mix;

•	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for new markets;

•	production levels of our suppliers or other factors impacting our ability to procure the components we need to manufacture our products;

•	changes in the cost or availability of components;

•	significant volatility in prices of wafers, DRAMs, flash and other components;

•	the timing and acceptance of our new or enhanced products, or products introduced by our competitors and/or our suppliers;

•	changes in the average selling prices of our products;

•	fluctuations in demand for our products;

•	changes in supply and demand conditions;

•	order cancellations, product returns and inventory buildups by customers, and inventory write-downs;

•	manufacturing inefficiencies associated with the start-up of new products and low volume production;

•	expenses associated with strategic transactions, including acquisitions, joint ventures, joint development and capital investments; and

•	increases in research and development and sales and marketing expenses in connection with new product initiatives.

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

Other than nominations to our board of directors, our articles of association do not provide for a means by which shareholders can propose resolutions for consideration by the other shareholders, including for example, amendments to our articles of association. Further, our articles of association do not explicitly provide for periodic elections of our directors. Although shareholders may nominate directors in connection with our annual shareholders’ meeting, unless we receive such nominations, our articles of association provide that each of our directors may continue to serve until his death, disability, retirement, resignation or removal (with or without cause) by the other directors or by the vote of shareholders who hold a majority of our shares in favor of a resolution proposed by our board of directors. These provisions could negatively affect the ability of shareholders to exercise control over us. Notwithstanding the absence of specific provisions for periodic election of directors by shareholders, eight of our then current directors stood for re-election at our 2010 Annual Meeting of Shareholders. However, there is no guarantee that any director elected will stand for re-election at any time in the future or that subsequent vacancies on the board will not be filled by appointment by other directors. In July 2010, one of the re-elected independent members of our board of directors resigned and the board elected not to replace that director.

Future sales of shares or issuances of shares, options or warrants in connection with acquisitions or financings could depress our share price.

If our existing shareholders were to sell substantial amounts of our ordinary shares in the public market, the market price of our ordinary shares could decline. If our principal investors sell substantial amounts of our ordinary shares, the market price of our ordinary shares could decline as these sales might be viewed by the public as an indication of an upcoming or recently occurring shortfall in the financial performance of our company. Moreover, the perception in the public market that these investors might sell shares could depress the market price of our ordinary shares. Additionally, we may sell or issue additional shares, options or warrants in public or private offerings to raise capital or in connection with acquisitions which would result in additional dilution and could adversely affect market prices for our ordinary shares.

Anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit shareholders’ opportunity to sell their shares at a premium.

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

We design, manufacture and sell our products at the following facilities:

	Building Size	Leased or
Location	(Sq. Feet)	Owned	Expiration	Capabilities

Newark, California	79,500	Leased	April 2016	Manufacturing, Design & Sales
Penang, Malaysia	90,000	Owned	N/A	Manufacturing & Sales
Atibaia, Brazil	73,200	Leased	September 2012	Manufacturing & Sales
Aguada, Puerto Rico	51,000	Leased	June 2013	Manufacturing & Sales
Phoenix, Arizona	20,600	Leased	May 2011	Design & Sales
Tewksbury, Massachusetts	10,700	Leased	March 2011	Design & Sales
Tewksbury, Massachusetts	10,600	Leased	November 2010	Design & Sales
Irvine, California	4,400	Leased	August 2012	Design & Sales
Sung Nam City, Korea	1,900	Leased	July 2012	Design & Sales

Our Penang facility is situated on leased land, with a term expiring in 2070.

In September 2010, we entered into a lease in Westford, Massachusetts for 28,500 square feet, effective November 2010 and expiring in March 2018, to relocate our Tewksbury facilities.

We also lease a number of small sales offices throughout the world.

Item 3.	Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses to the cases currently pending, including those set forth below. We are not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements. In our opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on our consolidated financial position, results of operations or cash flow.

Tessera

On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against a subsidiary of the Company, as well as several other respondents. Tessera alleged that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977; 6,133,627; 5,663,106 and 6,458,681 (the “Asserted Patents”). Tessera’s Complaint requested that the ITC institute an investigation into the matter. Tessera also requested the following relief from the ITC:

•	a permanent general exclusion order excluding from entry into the U.S. all small-format BGA semiconductor packaged DRAM chips (“BGA chips”) and products containing the same that infringe any claim of the Asserted Patents, and all products (e.g., personal computers or “PCs”) that contain such infringing BGA chips;

•	a permanent exclusion order excluding from entry into the U.S. all semiconductor chips with small-format BGA semiconductor packaging which are manufactured, imported or sold for importation which infringe any claim of the Asserted Patents, and all products (e.g., PCs) that contain such infringing BGA chips; and

•	permanent cease and desist orders directing each respondent having domestic inventories to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small-format BGA semiconductor packaging and/or products containing such semiconductor chips, that infringe any claim of the Asserted Patents.

On January 3, 2008, the ITC instituted an investigation entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation. On August 28, 2009, the Administrative Law Judge (“ALJ”) issued an Initial Determination. Among other conclusions, the ALJ determined that while Tessera’s patents were valid, no infringement by the Company’s subsidiary was found. In addition, with respect to one respondent, the ALJ concluded that the doctrine of patent exhaustion applied to DRAM packaged by Tessera licensed entities. Tessera requested a review of the Initial Determination, and on December 29, 2009, the ITC issued a Final Determination stating that there has been no violation of § 337 of the Tariff Act, and that it had terminated the investigation. Furthermore, in the Final Determination, the ITC found no infringement by the Company’s subsidiary. Tessera has appealed the Final Determination, and its appeal remains pending in the Federal Circuit Court of Appeals. We continue to believe that we have meritorious defenses against Tessera’s allegations.

Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, Case No. 2:07-cv-534, alleging infringement of the same patents at issue in the ITC action. The district court action seeks an unspecified amount of damages and injunctive relief. The district court action has been stayed pending the completion of the ITC action.

Ring Technology

On December 11, 2009, Ring Technology Enterprises of Texas, LLC (“Ring Technology”) filed a complaint in the Eastern District of Texas alleging infringement of United States Patent No. 6,879,526 entitled “Methods and Apparatus for Improved Memory Access” (the “‘526 patent”) by two subsidiaries of the Company as well as by several other respondents. Ring Technology alleges that the Company’s two subsidiaries have been and now are infringing, jointly infringing and/or contributing to the infringement of the ‘526 patent, by making, using, importing, offering for sale, and/or selling one or more devices having a memory device and a set of shift registers interconnected in series that shift data from the memory device from one shift register to the next in the set according to a shift frequency received from a clock signal, e.g., a random access memory device employing an Advanced Memory Buffer covered by one or more claims of the ‘526 patent. Ring Technology claims liability for infringement of the ‘526 patent pursuant to 35 U.S.C. § 271 and seeks an unspecified amount of damages and injunctive relief. In February 2010, the Company’s subsidiaries answered the Ring Technology complaint and denied the allegations of infringement.

Brazil ICMS Assessment

On October 3, 2008, our subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). We believe that the Assessment is subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron. We notified Solectron and Flextronics of the Assessment, and under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. We have been advised that the efforts to contest the Assessment in the administrative level have been unsuccessful and on June 16, 2010, we were notified that the last administrative appeal was not admitted, thereby exhausting all administrative appeals. We have also been advised by tax counsel that additional appeals can only be made in a judicial proceeding. As of August 27, 2010, our Consolidated Balance Sheet reflects both a liability for the Assessment and a corresponding indemnity receivable for approximately $4.1 million (or 7.2 million BRL). While we believe that the Assessment would be subject to the indemnity obligations of Solectron and/or Flextronics, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. We were originally advised by tax counsel that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. In order to post the deposit SMART Brazil instituted a judicial proceeding requesting an injunction which was granted on June 16, 2010. In connection with this injunction, on June 17, 2010, SMART Brazil made a judicial deposit in the amount of the Assessment which totaled $4.1 million (or 7.2 million BRL). This deposit had an adverse impact on our cash flow.

On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes upon imports. The payment of ICMS generates tax credits that may be used to offset ICMS generated from sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. Although the renewal has been granted, there is no refund of ICMS tax credits that accumulated during the period we were waiting for the renewal.

As of August 27, 2010 the total amount of accumulated ICMS tax credits reported on our Consolidated Balance Sheet was $17.6 million (or 31.0 million BRL), with $11.3 million (or 19.8 million BRL) under other current assets and $6.3 million (or 11.2 million BRL) under other non-current assets. It is expected that $11.3 million of the excess ICMS credits will be recovered during fiscal 2011, with the remainder of $6.3 million being recovered in fiscal 2012. These expectations are based on various estimates including the mix of products and regions where our sales will occur. If these estimates or the mix of products or regions vary, it could take longer than expected to fully utilize the excess ICMS credits accumulated to date. The accumulation of the excess credits had an adverse impact on our cash flow and there can be no absolute assurance that the excess credits will be fully utilized. While we have notified Solectron and Flextronics that losses, including interest and foreign exchange, related to the delay in receiving the renewal of the ICMS benefit, are also subject to their indemnity obligations, Flextronics has repudiated our claim and there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

In March 2009, the Board of Directors authorized a share repurchase program to purchase up to $10 million of the Company’s ordinary shares. In April 2009, the Company entered into a Rule 10b5-1 trading plan with a broker to repurchase ordinary shares based on pre-defined terms and conditions. During the fourth quarter and fiscal year ended August 27, 2010, the Company did not repurchase any shares under this program. As of August 27, 2010, the remaining balance available for future repurchases was $9.9 million under the Company’s share repurchase program. The 10b5-1 trading plan adopted by the Company expired under its own terms on August 27, 2010 and the Company currently does not have any plans to repurchase shares.

Market for Our Common Stock and Related Shareholder Matters

Our ordinary shares haves traded on the NASDAQ Global Select Market under the symbol “SMOD” since February 3, 2006. The following table summarizes the high and low bid quotations for our ordinary shares as reported by the NASDAQ Global Select Market, for each quarter of the fiscal years ended August 27, 2010 and August 28, 2009.

	High	Low

Fiscal Year 2010:
First quarter	$5.62	$3.42
Second quarter	$7.79	$4.22
Third quarter	$8.75	$5.04
Fourth quarter	$7.22	$4.31
Fiscal Year 2009:
First quarter	$3.36	$0.76
Second quarter	$2.65	$0.76
Third quarter	$2.99	$1.04
Fourth quarter	$4.20	$2.10

As of October 26, 2010, we had approximately three (3) registered holders of record of our ordinary shares. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Stock Performance Graph

The following graph compares the cumulative total return to shareholders on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and Standard & Poor’s (S&P) Semiconductors Index. The graph assumes that $100 was invested on February 3, 2006 (the first day we traded on the NASDAQ) in our ordinary shares and in each of the foregoing indices, and covers the period to August 27, 2010. No dividends have been declared or paid on our ordinary shares. Shareholder returns over the period indicated are based on historical data and should not be considered indicative of future shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

ASSUMES $100 INVESTED ON FEB. 03, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING AUG. 27, 2010

* Assumes reinvestment of dividends, if any.

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

We have derived the statement of operations data for the years ended August 27, 2010, August 28, 2009, and August 29, 2008, and the balance sheet data as of August 27, 2010 and August 28, 2009 from our audited financial statements which have been audited by KPMG LLP and are included elsewhere in this report. KPMG LLP’s report on the consolidated financial statements refers to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 at the beginning of fiscal 2008. Historical results are not necessarily indicative of results to be expected for future periods.

We use a 52- to 53-week fiscal year ending on the last Friday in August. Fiscal 2010, 2009, 2008 and 2006 all included 52 weeks, while fiscal 2007 included 53 weeks.

	Fiscal Year Ended
	August 27,	August 28,	August 29,	August 31,	August 25,
	2010	2009	2008	2007	2006
		(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$703,090	$441,317	$670,151	$844,627	$727,206
Cost of sales	537,034	351,478	550,420	695,054	600,632

Gross profit	166,056	89,839	119,731	149,573	126,574
Operating expenses:
Research and development	25,102	19,811	20,164	16,383	15,545
Selling, general and administrative	60,120	55,505	59,849	59,552	54,917
Goodwill impairment	—	10,416	3,187	—	—
Restructuring charges	—	2,810	1,938	—	—
In-process research and development charge	—	—	4,400	—	—
Advisory service agreements’ fees	—	—	—	—	10,303

Total operating expenses	85,222	88,542	89,538	75,935	80,765

Income from operations	80,834	1,297	30,193	73,638	45,809
Interest expense, net	(4,410)	(6,609)	(5,355)	(7,381)	(15,153)
Other income (expense), net	5,085	(520)	2,557	934	2,567

Total other expense	675	(7,129)	(2,798)	(6,447)	(12,586)

Income (loss) before provision for income taxes	81,509	(5,832)	27,395	67,191	33,223
Provision for income taxes	28,938	5,571	18,421	9,458	914

Net income (loss)	$52,571	$(11,403)	$8,974	$57,733	$32,309

Net income (loss) per ordinary share, basic	$0.84	$(0.18)	$0.15	$0.97	$0.60

Net income (loss) per ordinary share, diluted	$0.81	$(0.18)	$0.14	$0.91	$0.55

Shares used in computing net income (loss) per ordinary share, basic	62,344	61,699	60,985	59,636	54,265

Shares used in computing net income (loss) per ordinary share, diluted	64,942	61,699	63,555	63,782	59,189

	August 27,	August 28,	August 29,	August 31,	August 25,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$115,474	$147,658	$115,994	$144,147	$85,620
Working capital	288,239	268,811	269,709	251,459	184,799
Total assets	544,401	403,738	447,148	453,077	426,456
Total long-term debt	55,072	81,250	81,250	81,250	81,250
Total shareholders’ equity	303,580	234,825	246,906	221,426	150,663

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and related notes and other financial information which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. See the disclosure regarding “Forward-Looking Statements” in Item 1 of this Annual Report. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those factors discussed below and elsewhere in this Annual Report including in the “Risk Factors” section in Item 1A of this Annual Report.

We use a 52- to 53-week fiscal year ending on the last Friday in August. Financial information for one of our subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda., is included in our consolidated financial statements on a one month lag.

Overview

We are a leading independent designer, manufacturer and supplier of value added subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Our subsystem products include memory modules, flash memory cards and other solid state storage products such as embedded flash and solid state drives or SSDs. We offer our products to customers worldwide. We also offer custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our products and services are used for a variety of applications in the computing, networking, communications, printer, storage, aerospace, defense and industrial markets worldwide. Products that incorporate our subsystems include servers, routers, switches, storage systems, workstations, personal computers (“PCs”), notebooks, printers and gaming machines.

Generally, increases in overall demand by end users for, and increases in memory or storage content in products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand and memory or storage content should have a negative effect on our business, financial condition and results of operations. Increases in DRAM pricing improve our margins in our operations in Brazil due to on-hand inventory and conversely, declines in DRAM pricing have the opposite effect. In our specialty memory business outside of Brazil, we are somewhat insulated from volatility in DRAM pricing because a substantial portion of our business involves legacy DRAM which is less volatile. In addition, the specialty modules that we sell to our customers incorporate integrated circuits acquired at market prices and include substantial value-added features such as custom or semi-custom design, thermal analysis, unique testing, application integration, single integrity analysis, different form factors and high density packaging.

We offer more than 500 standard and custom products to leading OEMs, including Cisco Systems, Dell and Hewlett-Packard. We maintain a large global footprint with manufacturing capabilities in the United States, Malaysia and Brazil. Our global operations enable us to reduce costs and rapidly respond to our customers’ requirements worldwide.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999 and operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron, at which time we began to operate our business as an independent company incorporated under the laws of the Cayman Islands. In February 2006, SMART again became a publicly traded company.

Since the acquisition, we have repositioned our business by focusing on delivery of certain higher value added products, diversifying our end markets and our capabilities, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. For example, in fiscal 2006 we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers, package them into memory integrated circuits and build memory modules.

In fiscal 2008 we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we renamed to SMART Modular Technologies (AZ), Inc. In fiscal 2010, we expanded our development of SSD products and expect to continue to do so in fiscal 2011 to address the significant growth opportunities in the enterprise market. Also in fiscal 2010, we invested in our Brazilian operations to launch flash production in the course of fiscal 2011.

In March 2009, we entered into a seven year operating lease for approximately 79,500 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space to serve as our corporate headquarters starting in the third quarter of fiscal 2009. Our principal executive office is now located at 39870 Eureka Drive, Newark, California 94560.

We currently operate in one reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various sectors of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, we had categorized our products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the integration of Adtron into SMART, we have been operating in one segment since the beginning of fiscal 2010. In April 2010, we sold our display business for net proceeds of $2.2 million and incurred a loss of $0.5 million in the third quarter of fiscal 2010. Management’s decision to exit display and embedded products was based on a determination that the market for these products was not scalable to significant revenue growth by the Company. These non-core product lines accounted for only three percent or less of net sales for each of the past five fiscal quarters and therefore we do not believe that exiting these product lines had a material impact on our sales, operating results or our financial condition. We concluded the display business to be a business component that does not require separate reporting of its activities under discontinued operations.

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

Cost of Sales

The most significant components of cost of sales are materials, fixed manufacturing costs, labor, depreciation, freight, and customs charges. Increases in capital expenditures may increase our future cost of sales due to higher levels of depreciation expense. Cost of sales also includes any inventory write-downs. We may write down inventory for a variety of reasons, including obsolescence, excess quantities and declines in market value to below our cost.

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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Service revenue	$40,212	$36,843	$41,360
Cost of sales — service(1)	881,416	625,635	875,839

Gross billings for services	921,628	662,478	917,199
Plus: Product net sales	662,878	404,474	628,791

Gross billings to customers	$1,584,506	$1,066,952	$1,545,990

Product net sales	$662,878	$404,474	$628,791
Service revenue	40,212	36,843	41,360

Net sales	$703,090	$441,317	$670,151

(1)	Represents cost of sales associated with service revenue reported on a net basis.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust the carrying values to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had material inventory write-downs in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.

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

Stock-Based Compensation

We account for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires us to recognize expenses in our statement of operations related to all share-based payments, including grants of stock options and RSUs, based on the grant date fair value of such share-based awards. The key assumptions used in valuing share-based awards are described in Note 1(q) to the Consolidated Financial Statements.

Results of Operations

The following is a summary of our results of operations for fiscal years 2010, 2009 and 2008 (in millions).

	Fiscal Year Ended
	August 27,	% of	August 28,	% of	August 29,	% of
	2010(1)	Sales	2009(1)	Sales	2008(1)	Sales

Net sales	$703.1	100%	$441.3	100%	$670.2	100%
Cost of sales	537.0	76%	351.5	80%	550.4	82%

Gross profit	166.1	24%	89.8	20%	119.7	18%
Research and development	25.1	4%	19.8	4%	20.2	3%
Selling, general, and administrative	60.1	9%	55.5	13%	59.8	9%
Goodwill impairment	—	—	10.4	2%	3.2	—
Restructuring charges	—	—	2.8	—	1.9	—
In process research and development charge	—	—	—	—	4.4	1%

Total operating expenses	85.2	12%	88.5	20%	89.5	13%

Income from operations	80.8	11%	1.3	—	30.2	5%
Interest expense, net	(4.4)	(1)%	(6.6)	(1)%	(5.4)	(1)%
Other income (expense), net	5.1	1%	(0.5)	—	2.6	—

Total other income (expense)	0.7	—	(7.1)	(2)%	(2.8)	—

Income (loss) before provision for income taxes	81.5	12%	(5.8)	(1)%	27.4	4%
Provision for income taxes	28.9	4%	5.6	1%	18.4	3%

Net income (loss)	$52.6	7%	$(11.4)	(3)%	$9.0	1%

(1)	Summations may not compute precisely due to rounding.

Fiscal Year Ended August 27, 2010 Compared to Fiscal Year Ended August 28, 2009

Net Sales.  Net sales for fiscal 2010 were $703.1 million, a 59% increase from $441.3 million for fiscal 2009. The increase in net sales was primarily due to considerable strength in PC and notebook end-user demand in Brazil, strong demand for our specialty DRAM modules, and increased demand for our defense and embedded flash drive products. Strategic investments in increased capacity enabled us to meet strong end-user demand. Our specialty DRAM module business benefited from strength in the global networking and telecom end markets. Our solid state storage business also grew significantly this year due to increased demand for our embedded flash drives and defense products. The increase in net sales was partially offset by decreased net sales from display and embedded computing products, which we exited from in the third quarter of fiscal 2010.

Cost of Sales.  Cost of sales for fiscal 2010 was $537.0 million, a 53% increase from $351.5 million for fiscal 2009. The increase in cost of sales was primarily due to a $169.0 million, or 58%, increase in the cost of products resulting from the increase in net sales as discussed above. In addition, our factory overhead and other component cost of sales increased by $16.6 million, primarily due to increased bonus expenses, increased manufacturing activities and customs charges, as well as higher payroll and other employee-related expenses due to a 13% increase in our production headcount and the restoration of salaries to U.S. employees in January 2010 that were temporarily reduced during fiscal 2009. In addition to cost of sales increases resulting from the net sales growth, we had increased depreciation expense of $3.7 million due to our continued capital investment to expand capacity primarily in Brazil.

Cost of sales as a percentage of net sales decreased to 76% in fiscal 2010, compared to 80% in fiscal 2009. This decrease reflects increases in pricing for our specialty DRAM memory modules and improved manufacturing utilization for fiscal 2010 compared to fiscal 2009.

Gross Profit.  Gross profit for fiscal 2010 was $166.1 million, an 85% increase from $89.8 million for fiscal 2009. The increase in gross profit was primarily due to the higher net sales and lower cost of sales as a percentage of sales as explained above. Gross margin percentage increased to 24% in fiscal 2010, as compared to 20% in fiscal 2009. The increase in gross margin percentage was primarily due to favorable change in the mix of products sold during the period with sales of higher margin products comprising a larger percentage of net sales during the year, as well as improved manufacturing utilization.

Research and Development Expenses.  Research and development, or R&D expenses, for fiscal 2010 were $25.1 million, a 27% increase from $19.8 million for fiscal 2009. This increase was primarily due to increased bonus expenses and increased spending in enterprise SSDs which included higher payroll and other employee-related expenses due to a 23% increase in R&D headcount and the restoration of salaries to U.S. employees in January 2010 that were temporarily reduced during fiscal 2009. In fiscal 2011, we expect to further increase R&D spending on enterprise SSDs and to initiate spending on our recently announced corporate R&D center in Brazil. In the first half of fiscal 2011, we also anticipate an in-process research and development charge of approximately $7.5 million to accelerate our development of enterprise SSDs.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for fiscal 2010 were $60.1 million, an 8% increase from $55.5 million in fiscal 2009. Sales and marketing expenses increased $0.5 million when compared to fiscal 2009 due mainly to increased sales expenses. General and administrative expenses increased $4.1 million primarily due to a $4.5 million increase in bonus expenses and a $1.1 million increase in payroll and other employee-related expenses resulting from the restoration of salaries to U.S. employees (including named executive officers) in January 2010 that were temporarily reduced during fiscal 2009, partially offset by decreased subcontractor services and less bad debt expense, as well as the absence of headquarter moving expenses in the current fiscal year which were included in general and administrative expenses in fiscal 2009.

Goodwill Impairment.  We did not incur any goodwill impairment charges in fiscal 2010. Due to deteriorating macroeconomic conditions, our business outlook and significant erosion of our market capitalization during fiscal 2009, we had conducted an interim impairment test of goodwill during fiscal 2009, pursuant to ASC 350 to determine whether and to what extent goodwill may have been impaired. Based on this analysis, we had determined that the implied fair value of goodwill recorded for our Adtron reporting unit was below the carrying value, resulting in a goodwill impairment charges of $10.4 million in fiscal 2009.

Restructuring Charges.  We did not incur any restructuring charges in fiscal 2010. During fiscal 2009, we had initiated a restructuring plan to reduce further our global workforce in order to improve our cost structure in the uncertain economic environment. We had recognized restructuring costs of $2.2 million for severance and employee benefit costs, $0.2 million for facility and assets write-offs and $0.4 million for other exit-related costs, all primarily from the consolidation of certain operations in Asia and the Caribbean.

As a result of current circumstances and conditions, and to take advantage of opportunities to reduce costs, we may implement additional restructuring plans in the future.

Interest Expense, Net.  Net interest expense for fiscal 2010 was $4.4 million, a $2.2 million decrease from $6.6 million for fiscal 2009. This decrease was primarily due to a $2.8 million decrease in interest expense resulting from lower outstanding long-term debt which includes a $0.4 million write-off of loan fees associated with the repurchase of a portion of the Notes in the first quarter of fiscal 2010, partially offset by a $0.6 million decrease in interest income due to lower amounts on deposit and lower interest rates on bank deposit accounts.

Other Income (Expense), Net.  Other income (expense) for fiscal 2010 increased to income of $5.1 million from a net expense of $0.5 million in fiscal 2009. This increase was primarily due to receipt of a $3.0 million legal settlement, a $1.2 million gain on the partial repurchase of a portion of our long-term debt and a $1.0 million foreign currency transaction gain, mainly from our operations in Brazil.

Provision for Income Taxes.  The effective tax rates for 2010 and 2009 were approximately 36% and 96%, respectively. The U.S. net deferred tax assets generated during the fiscal year ended August 27, 2010 and August 28, 2009 have a full valuation allowance. The effective tax rate was higher in fiscal 2009 due to losses in certain tax jurisdictions, principally in the U.S., that generate no tax benefits. The U.S. pre-tax loss declined from $28.9 million in fiscal 2009 to $15.1 million in fiscal 2010. We expect the effective tax rate to start decreasing in fiscal 2011 as a result of research and development driven tax initiatives in Brazil.

Fiscal Year Ended August 28, 2009 Compared to Fiscal Year Ended August 29, 2008

Note:  In fiscal 2008 and 2009, we had categorized our products and services into the following two business segments: the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the integration of Adtron into SMART, we have been operating in one segment since the beginning of fiscal 2010.

Net Sales.  Net sales for fiscal 2009 were $441.3 million, a 34% decrease from $670.2 million for fiscal 2008. This includes a $206.0 million decrease in net sales of our memory products and a $30.4 million decrease in net sales in the balance of our embedded and display products. The decline in sales of memory products primarily resulted from falling prices during fiscal 2009 and a decrease in overall demand for memory products. These declines in pricing and demand resulted for the most part from the negative impact that the worldwide economic downturn had on sales of products in end markets served by our customers. Demand for our memory products was also impacted by our loss of market share to certain semiconductor manufacturers that offer memory modules as more of our customers transitioned from custom products that have been our strength, to more standard products available at lower prices from semiconductor manufacturers. The balance in the decline in net sales primarily resulted from one of our embedded programs transitioning to be manufactured in-house by the OEM. The decline in total net sales was partially offset by an increase of $7.5 million in net sales of Adtron products due to the fact that we had a full year of sales of Adtron products in fiscal 2009 while fiscal 2008 only included six months of sales.

Cost of Sales.  Cost of sales for fiscal 2009 was $351.5 million, a 36% decrease from $550.4 million for fiscal 2008. Cost of sales as a percentage of net sales decreased to 80% in fiscal 2009, compared to 82% in fiscal 2008. The $198.9 million decrease in cost of sales included a $160.9 million decline in the cost of materials for our memory products and a $25.1 million decline in the cost of materials for our embedded and display products. These declines were partially offset by an increase of $2.5 million in the cost of materials in our Adtron products. These decreases in cost of materials were primarily due to the significant decreases in net sales discussed above. In addition, our factory overhead and other components of cost of sales decreased by $15.4 million, primarily due a $9.8 million decrease in payroll and other employee-related expenses resulting from a 26% headcount reduction in cost of sales, reduced manufacturing activities, decreased subcontractor services and a pay reduction implemented during fiscal 2009.

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

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for fiscal 2009 were $55.5 million, representing a $4.3 million decrease from $59.8 million in fiscal 2008. This decrease was primarily due to a $5.2 million decrease in payroll and other employee-related expenses resulting from a 16% headcount reduction in SG&A and other cost-cutting initiatives implemented during fiscal 2009, a

$0.8 million decrease in facility expenses, and a $0.6 million decrease in computer-related costs. These decreases were partially offset by an $0.8 million increase in stock-based compensation expense, a $0.7 million increase in our bad debt expense and a $0.4 million increase in professional services. The $0.8 million increase in stock-based compensation expense in fiscal 2009 includes a $1.1 million impact to SG&A due to an out of period adjustment recorded in the fourth quarter of fiscal 2009. See Note 1(v) of Notes to the Consolidated Financial Statements.

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

Goodwill Impairment.  As a result of deteriorating macroeconomic conditions, our business outlook and significant erosion of our market capitalization during fiscal 2009 and 2008, we conducted an interim impairment test of goodwill during fiscal 2009 to determine whether and to what extent goodwill may have been impaired. Based on this analysis, we determined that the implied fair value of goodwill recorded on the balance sheet of our Adtron reporting unit was below the carrying value, resulting in a goodwill impairment charge of $7.2 million and $3.2 million in the first and second quarters of fiscal 2009, respectively.

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

Out of Period Adjustment.  Due to the implementation of a third-party stock option accounting software upgrade, we discovered a computational error in stock-based compensation expense. As a result, we recorded a one-time cumulative charge of $1.7 million in the fourth quarter of fiscal 2009, of which $0.5 million, $0.4 million and $0.8 million related to understated stock compensation expense in fiscal 2007, fiscal 2008 and the nine months ended May 29, 2009, respectively. See Note 1(v) of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured floating rate notes that remain outstanding and if necessary, our currently unutilized line of credit. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds.

Debt Service

As of August 27, 2010, we had total long-term indebtedness of $55.1 million, which represents the aggregate principal amount of our senior secured floating rate notes that remain outstanding.

Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes”).  As of August 27, 2010, the Notes bear an interest rate of 6.03%, which is equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The interest rate is reset quarterly. The guarantees are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of our and most of our subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of August 27, 2010.

Senior Secured Revolving Line of Credit Facility.  On April 30, 2010, the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”) was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers (the “Borrowers”), and Wells Fargo Bank, National Association, as arranger, administrative agent and security trustee for the Lenders named therein. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of August 27, 2010 and expects to be able to satisfy such financial covenants in the future, we may not meet the financial covenants during all periods. If we do not meet the financial covenants or financial condition test, we will be in default of the WF Credit Facility and, among other things, we will be unable to borrow under the WF Credit Facility if and when we need the funds in the future. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of August 27, 2010.

Capital Expenditures

We expect that future capital expenditures will focus on expanding capacity of our Brazil operations, establishing our corporate research and development center, manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades. The WF Credit Facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the WF Credit Facility will be adequate to implement our current plans.

Sources and Uses of Funds

On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem a portion of the outstanding Notes. On October 22, 2009, using available cash, we repurchased and retired $26.2 million of aggregate principal amount of Notes for $25.0 million; at 95.5% of the principal or face amount. As of August 27, 2010, the aggregate principal amount under the Notes that remain outstanding was $55.1 million. The $55.1 million aggregate balance under the Notes that remains outstanding is due April 2012. We may, however, repurchase additional Notes prior to this maturity.

In Brazil, an ICMS Special Ruling tax benefit received from the Sao Paulo State tax authorities expired on March 31, 2010. Even though we filed a timely application for renewal with the appropriate authorities on January 27, 2010, the renewal was not received until August 4, 2010. As a result, starting on April 1, 2010, we began accruing excess ICMS credits. On June 22, 2010, the Sao Paulo tax authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. For the period April 1, 2010 through June 22, 2012, SMART Brazil was required to pay ICMS taxes on imports. As of August 27, 2010, we had incurred and paid $17.6 million (or 31.0 million BRL) of ICMS taxes to the Sao Paulo State tax authorities which are available as tax credits and will be recovered over a period of time. It is expected that $11.3 million (or 19.8 million BRL) of the ICMS credits will be recovered during fiscal 2011, with the remainder of $6.3 million (or 11.2 million BRL) being recovered in fiscal 2012. On June 17, 2010, we also made a judicial deposit in the amount of $4.1 million (or 7.2 million BRL) related to an ICMS assessment in Brazil. Please refer to Contingencies under Note 8(d) of our Notes to Consolidated Financial Statements for more details.

We anticipate that our existing cash and anticipated cash generated from operations will be sufficient to meet our working capital needs, fund our R&D and capital expenditures, and service the requirements on our debt obligations for at least the next 12 months. Our ability to fund our cash requirements or to refinance our indebtedness beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.

From fiscal 2004 through fiscal 2009, our annual capital expenditures have been 3% or less of net sales. In fiscal 2010, our capital expenditures were 4% of net sales due to capacity expansion and the initiation of flash packaging for the consumer market in Brazil. In fiscal 2011, we expect our capital expenditures to be approximately 4% of net sales due to continued capacity expansion of our Brazil operations and establishing our corporate research and development center.

From time to time we may explore additional financing and other means to lower our cost of capital which could include additional share issuances and/or debt financing and the application of the proceeds therefrom to repay existing indebtedness. In addition, in connection with any future acquisitions or internal growth, we may require additional funding in the form of additional debt or equity financing or a combination thereof. There can be no assurance that additional funding will be available to us on acceptable terms or at all.

Historical Trends

Historically, our financing requirements have been funded primarily through cash generated by operating activities. As of August 27, 2010, our cash and cash equivalents were $115.5 million.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $15.6 million, $52.5 million, and $4.6 million for fiscal years 2010, 2009 and 2008, respectively.

Net cash provided by operating activities of $15.6 million for fiscal 2010 was primarily comprised of $52.6 million of net income and $23.8 million of non-cash related expenses, offset by $60.8 million change in our net operating assets and liabilities. The $60.8 million change in operating assets and liabilities includes an increase in accounts receivable of $75.9 million, an inventory increase of $48.4 million and an increase in prepaid expenses and other assets of $33.5 million. The increase in accounts receivable was primarily due to increased gross sales. The increase in inventory was mainly due to increased gross sales and our positioning in a shortage market, as well as to prepare for increases in demand for our logistics business. The increase in prepaid expenses and other assets was primarily due to the expiration of a Brazil tax benefit on import duties resulting in $17.6 million of excess ICMS tax credits, $4.1 million for the judicial deposit related to the ICMS assessment, $4.1 million for the indemnity receivable and $3.6 million receivable due from a contractor (see Contingencies under Note 8(d) of our Notes to Consolidated Financial Statements for more details). Cash used in the period was partially offset by cash generated from increases in accounts payable of $81.3 million and an increase in accrued expenses and other liabilities of $15.7 million.

Net cash provided by operating activities of $52.5 million for fiscal 2009 was primarily comprised of $33.6 million of non-cash related expenses and a $30.3 million change in our net operating assets and liabilities, offset by an $11.4 million net loss. The $30.3 million change in operating assets and liabilities is comprised of cash generated from a decrease in accounts receivable of $59.9 million and a decrease in prepaid expenses and other assets of $1.4 million, partially offset by an increase in inventory of $3.5 million, a decrease in accounts payable of $23.7 million and a decrease in accrued expenses and other liabilities of $3.8 million.

Net cash provided by operating activities of $4.6 million for fiscal 2008 was primarily comprised of $9.0 million of net income and $37.7 million of non-cash related expenses, offset by $42.1 million change in our net operating assets and liabilities. The $42.1 million change in operating assets and liabilities includes an increase in accounts receivable of $4.2 million, an increase in prepaid expenses and other assets of $7.6 million and a decrease in accounts payable of $36.7 million. Cash used in the period was partially offset by cash generated from a decrease in inventory of $5.8 million and an increase in accrued expenses and other liabilities of $0.5 million.

Cash Flows from Investing Activities.  Net cash used in investing activities was $25.5 million, $21.1 million, and $33.8 million for fiscal years 2010, 2009 and 2008, respectively. Net cash used in investing activities of $25.5 million for fiscal 2010 was primarily due to purchases of $24.8 million in property and equipment and cash deposits of $3.1 million, partially offset by net proceeds from the display business divestiture of $2.2 million and proceeds from sales of property and equipment of $0.3 million. Net cash used in investing activities of $21.1 million for fiscal 2009 was principally as a result of purchases of $14.6 million in property and equipment and $6.6 million of contingent consideration payments related to the Adtron earn-out. Net cash used in investing activities of $33.8 million for fiscal 2008 was principally as a result of the Adtron acquisition for $20.3 million, net of cash acquired and purchases of $13.3 million in property and equipment.

Cash Flows from Financing Activities.  Net cash (used in) or provided by financing activities was ($23.4) million, $0.6 million, and $18 thousand for fiscal years 2010, 2009 and 2008, respectively. Net cash used in financing activities of $23.4 million for fiscal 2010 was primarily due to $25.0 million used for the repurchase of a portion of the Notes (as described above), partially offset by $1.6 million provided by ordinary share issuances through option exercises. Net cash provided by financing activities of $0.6 million for fiscal 2009 was primarily due to $0.7 million provided by ordinary share issuances through option exercises, partially offset by $0.1 million used to buyback approximately 45,000 of our ordinary shares under our share repurchase program. Net cash provided by financing activities of $18 thousand for fiscal 2008 was immaterial.

Share Repurchase Program

In March 2009, our Board of Directors authorized a share repurchase program of up to $10.0 million of our ordinary shares. In April 2009, we entered into a Rule 10b5-1 trading plan with a broker to repurchase ordinary shares based on pre-defined terms and conditions. Under the repurchase program, depending on price, regulatory requirements, market conditions and other factors, shares may be purchased on the open market or in privately negotiated transactions. Purchases under this program may be commenced, suspended, or terminated at any time without prior notice. During the third quarter of fiscal 2009, we repurchased approximately forty-five thousand of our ordinary shares through open market repurchases at an average price of $1.82 per share for a total of approximately $0.1 million. During fiscal 2010, we did not repurchase any shares under this program. As of August 27, 2010, the remaining balance available for future share repurchases was $9.9 million under our share repurchase program. Our 10b5-1 trading plan expired under its own terms on August 27, 2010 and we currently do not have any plans to repurchase shares.

Contractual Obligations

Our contractual obligations as of August 27, 2010 are set forth below:

Payments Due by Period

				After 5
	1 Year	2-3 Years	4-5 Years	Years	Total
	(In millions)

Total debt	$—	$55.1	$—	$—	$55.1
Interest expense in connection with long-term debt	3.3	2.0	—	—	5.3
Operating leases*	1.8	2.2	1.2	0.4	5.6
Non-cancellable product purchase commitments	5.0	—	—	—	5.0

Total contractual obligations	$10.1	$59.3	$1.2	$0.4	$71.0

*	Does not include rent expense related to a new lease for our Westford, Massachusetts facility, effective November 2010 through March 2018. The cumulative lease obligation totals $3.6 million of which $0.3 million and $0.9 million relate to Years 1 and Years 2-3, respectively.

In addition to what is included in the table above, we had an accrued liability for unrecognized tax benefits and related interest totaling $0.2 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

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

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Recent Accounting Pronouncements

See Note 1(w) of our Notes to Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Exchange Risks

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency values and exchange rates. Because sales of our products are denominated mainly in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Some of the sales of our products are denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable arising from such sales, and of other associated monetary assets and liabilities, may contribute to fluctuations in our results of operations. In addition, we have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. We do not currently purchase financial instruments to hedge foreign exchange risk, but may do so in the future.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt, including the $55.1 million aggregate balance under the Notes that remain outstanding as of August 27, 2010. Although we did not have any balances outstanding as of August 27, 2010, our WF Credit Facility provides for borrowings of up to $35.0 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year. Previously, we had entered into an interest rate swap agreement for $40.0 million notional amount which expired on April 28, 2010 and has not been replaced.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act). SMART’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable, and Management monitors the performance of the Company’s internal control procedures.

SMART management assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of August 27, 2010, the Company’s internal control over financial reporting was effective.

Effectiveness of the Company’s internal control over financial reporting as of August 27, 2010 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 55, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of August 27, 2010.

Evaluation of Disclosure Controls and Procedures

SMART’s Principal Executive Officer and Principal Financial Officer have concluded that SMART’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in SMART’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the last quarter of fiscal 2010 that has materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we expect to file on or about December 1, 2010.

Item 11.	Executive Compensation

The information required by this item will be set forth under “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under “Certain Relationships and Related Party Transactions” in our Proxy Statement for our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Schedules:
Schedule II — Valuation and Qualifying Accounts	88

(a)(3) Exhibits

Please see the Exhibit Index at the end of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:

We have audited the accompanying consolidated balance sheets of SMART Modular Technologies (WWH), Inc. and subsidiaries (the Company) as of August 27, 2010 and August 28, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 27, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies (WWH), Inc. and subsidiaries as of August 27, 2010 and August 28, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 27, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes at the beginning of fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 27, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 3, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
November 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SMART Modular Technologies (WWH), Inc.:

We have audited SMART Modular Technologies (WWH), Inc. and subsidiaries’ (the Company) internal control over financial reporting as of August 27, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SMART Modular Technologies (WWH), Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 27, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 27, 2010 and August 28, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 27, 2010 and the related financial statement schedule II, and our report dated November 3, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule II.

/s/  KPMG LLP

Mountain View, California
November 3, 2010

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 27,	August 28,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$115,474	$147,658
Accounts receivable, net of allowances of $1,660 and $1,591 as of August 27, 2010 and August 28, 2009, respectively	208,377	130,953
Inventories	112,103	63,115
Prepaid expenses and other current assets	33,488	12,628

Total current assets	469,442	354,354
Property and equipment, net	46,221	36,263
Other non-current assets	21,217	4,585
Other intangible assets, net	6,460	7,475
Goodwill	1,061	1,061

Total assets	$544,401	$403,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,885	$68,928
Accrued liabilities	29,318	16,615

Total current liabilities	181,203	85,543
Long-term debt	55,072	81,250
Other long-term liabilities	4,546	2,120

Total liabilities	240,821	168,913

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 62,740,650 and 61,904,788 shares issued and outstanding as of August 27, 2010 and August 28, 2009, respectively	10	10
Additional paid-in capital	118,123	109,264
Accumulated other comprehensive income	11,658	4,333
Retained earnings	173,789	121,218

Total shareholders’ equity	303,580	234,825

Total liabilities and shareholders’ equity	$544,401	$403,738

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$703,090	$441,317	$670,151
Cost of sales(1)	537,034	351,478	550,420

Gross profit	166,056	89,839	119,731

Operating expenses:
Research and development(1)	25,102	19,811	20,164
Selling, general, and administrative(1)	60,120	55,505	59,849
Goodwill impairment	—	10,416	3,187
Restructuring charges	—	2,810	1,938
In-process research and development charge	—	—	4,400

Total operating expenses	85,222	88,542	89,538

Income from operations	80,834	1,297	30,193

Interest expense, net	(4,410)	(6,609)	(5,355)
Other income (expense), net	5,085	(520)	2,557

Total other expense	675	(7,129)	(2,798)

Income (loss) before provision for income taxes	81,509	(5,832)	27,395
Provision for income taxes	28,938	5,571	18,421

Net income (loss)	$52,571	$(11,403)	$8,974

Net income (loss) per share, basic	$0.84	$(0.18)	$0.15

Net income (loss) per share, diluted	$0.81	$(0.18)	$0.14

Shares used in computing basic net income (loss) per share	62,344	61,699	60,985

Shares used in computing diluted net income (loss) per share	64,942	61,699	63,555

(1)	Stock-based compensation by category:

Cost of sales	$703	$868	$809
Research and development	1,315	2,095	1,746
Selling, general and administrative	5,202	5,512	4,716

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Deferred	Other			Comprehensive
	Ordinary Shares		Paid-In	Stock-Based	Comprehensive	Retained	Shareholders’	Income
	Shares	Amount	Capital	Compensation	Income	Earnings	Equity	(Loss)
	(Dollars in thousands)

Balances as of August 31, 2007	60,664,463	$10	$92,250	$(335)	$6,083	$123,418	$221,426	$63,544
FIN 48 initial adoption adjustment	—	—	—	—	—	229	229
Stock option exercises	696,674	—	934	—	—	—	934
Stock-based compensation expense	—	—	7,027	244	—	—	7,271
Net changes in unrealized loss on derivative instruments accounted for as cash flow hedges	—	—	—	—	(666)	—	(666)	(666)
Foreign currency translation	—	—	—	—	8,715	—	8,715	8,715
Tax benefit for stock option exercises	—	—	23	—	—	—	23
Net income	—	—	—	—	—	8,974	8,974	8,974

Balances as of August 29, 2008	61,361,137	10	100,234	(91)	14,132	132,621	246,906	17,023
Repurchase of ordinary shares	(45,250)	—	(84)	—	—	—	(84)
Stock option exercises	588,901	—	729	—	—	—	729
Stock-based compensation expense	—	—	8,384	91	—	—	8,475
Net changes in unrealized gain on derivative instruments accounted for as cash flow hedges	—	—	—	—	222	—	222	222
Foreign currency translation	—	—	—	—	(10,021)	—	(10,021)	(10,021)
Net loss	—	—	—	—	—	(11,403)	(11,403)	(11,403)

Balances as of August 28, 2009	61,904,788	10	109,264	—	4,333	121,218	234,825	(21,202)
Stock option exercises	835,862	—	1,621	—	—	—	1,621
Stock-based compensation expense	—	—	7,220	—	—	—	7,220
Net changes in unrealized gain on derivative instruments accounted for as cash flow hedges	—	—	—	—	1,149	—	1,149	1,149
Foreign currency translation	—	—	—	—	6,176	—	6,176	6,176
Tax benefit for stock option exercises	—	—	18	—	—	—	18
Net income	—	—	—	—	—	52,571	52,571	52,571

Balances as of August 27, 2010	62,740,650	$10	$118,123	$—	$11,658	$173,789	$303,580	$59,896

See accompanying notes to consolidated financial statements

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	August 27, 2010	August 28, 2009	August 29, 2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$52,571	$(11,403)	$8,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,001	13,077	12,700
Stock-based compensation	7,220	8,475	7,271
Changes in allowances for accounts receivable and sales returns	69	74	(1,000)
Amortization of debt issuance costs	961	973	800
Loss on sale of assets	413	635	27
Gain on early repayment of long-term debt	(1,178)	—	—
Loss on display business divestiture	486	—	—
Write-off of acquired in-process technology	—	—	4,400
Goodwill impairment	—	10,416	3,187
Non-cash restructuring expense	—	(7)	967
Deferred income tax provision	(1,191)	(47)	9,343

Net cash provided by operating activities before changes in working capital	76,352	22,193	46,669

Changes in operating assets and liabilities:
Accounts receivable	(75,942)	59,942	(4,238)
Inventories	(48,358)	(3,479)	5,845
Prepaid expenses and other assets	(33,510)	1,381	(7,587)
Accounts payable	81,318	(23,746)	(36,665)
Accrued expenses and other liabilities	15,715	(3,773)	526

Net changes in operating assets and liabilities:	(60,777)	30,325	(42,119)

Net cash provided by operating activities	15,575	52,518	4,550
Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	—	—	(20,284)
Capital expenditures	(24,839)	(14,609)	(13,313)
Cash deposits on equipment	(3,137)	(362)	(533)
Net proceeds from display business divestiture	2,181	—	—
Proceeds from sale of assets	326	459	311
Payment of contingent consideration	—	(6,562)	—

Net cash used in investing activities	(25,469)	(21,074)	(33,819)
Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—	—
Proceeds from issuance of ordinary shares from stock option exercises	1,633	729	934
Excess tax benefits from share-based compensation	18	—	24
Repayment of acquired line of credit	—	—	(940)
Payments for share repurchase	—	(84)	—

Net cash (used in) provided by financing activities	(23,349)	645	18

Effect of exchange rate changes on cash and cash equivalents	1,059	(425)	1,098

Net (decrease) increase in cash and cash equivalents	(32,184)	31,664	(28,153)
Cash and cash equivalents at beginning of period	147,658	115,994	144,147

Cash and cash equivalents at end of period	$115,474	$147,658	$115,994

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$5,019	$7,264	$8,350
Taxes	28,489	6,267	9,405
Non-cash activities information:
Change in fair value of derivative instruments	$76	$342	$933
Accrued earn-out payments for acquisition of business	—	—	1,500

See accompanying notes to consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 27, 2010, August 28, 2009 and August 29, 2008

(1)	Summary of Significant Accounting Policies

(a)	Organization and Operations of the Company

SMART Modular Technologies (WWH), Inc. (SMART or the Company) is an independent designer, manufacturer and supplier of value added subsystems primarily to original equipment manufacturers (OEMs). The Company’s subsystem products include memory modules and solid state products such as embedded flash and solid state drives (SSDs). Until the end of the third quarter of fiscal 2010, the Company’s products also included embedded computing products and display products such as thin film transistor-liquid crystal display (TFT-LCD) products. The Company sold its display products business in April 2010 (see Note 15). The Company offers these products to customers worldwide. The Company also offers custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services.

SMART is headquartered in Newark, California, and has operations in the United States; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil.

(b)	Basis of Presentation

The accompanying consolidated financial statements as of August 27, 2010 and August 28, 2009 and for the years ended August 27, 2010, August 28, 2009 and August 29, 2008 are comprised of SMART and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements. All financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) is included in the Company’s consolidated financial statements on a one month lag.

(c)	Acquisition of Business

On March 3, 2008, the Company acquired Adtron Corporation, renamed to Smart Modular Technologies (AZ), Inc. The acquisition was an all-cash transaction of approximately $20.3 million plus earn-out payments of up to $15 million to Adtron’s equity holders based on the achievement in calendar year 2008 of certain financial and operational milestones. The preliminary allocation of the purchase price was recorded as $5.7 million of goodwill, $13.5 million of identifiable intangible assets and $1.1 million of net assets. In connection with this acquisition, the Company recorded an expense of $4.4 million during fiscal 2008 for the write-off of acquired in-process research and development (“IPR&D”) projects. The purchase price allocated to acquired IPR&D was determined through established valuation techniques and was immediately expensed because technological feasibility had not been established and no further alternative use existed. During fiscal 2009, the Company paid $6.6 million additional purchase price to recognize the achievement of a portion of the earn-out. The total value of the goodwill recorded in connection with this acquisition, including the $6.6 million earn-out, is approximately $11.5 million, of which $10.4 million was impaired in fiscal 2009. The results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the Company’s Consolidated Financial Statements from the date of the acquisition.

(d)	Year-End

The Company uses a 52 to 53 week fiscal year ending on the last Friday in August. Fiscal 2010, 2009 and 2008 ended on August 27, 2010, August 28, 2009, and August 29, 2008, respectively, and each year included 52 weeks.

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

In addition, the Company has classes of transactions with customers that are accounted for on an agency basis (that is, the Company recognizes as revenue the net profit associated with serving as an agent with immaterial or no associated cost of sales). The Company provides procurement, logistics, inventory management, temporary warehousing, kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no post-shipment obligations subsequent to shipment of the product under the agency arrangements.

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Service revenue	$40,212	$36,843	$41,360
Cost of sales — service(1)	881,416	625,635	875,839

Gross billings for services	921,628	662,478	917,199
Plus: Product net sales	662,878	404,474	628,791

Gross billings to customers	$1,584,506	$1,066,952	$1,545,990

Product net sales	$662,878	$404,474	$628,791
Service revenue	40,212	36,843	41,360

Net sales	$703,090	$441,317	$670,151

(1)	Represents cost of sales associated with service revenue reported on a net basis.

(g)	Cash and Cash Equivalents

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

Inventories are valued at the lower of cost or market value. Inventory value is determined on a specific identification basis and includes material, labor, and manufacturing overhead. At each balance sheet date the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family and considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. The Company adjusts carrying value to the lower of its cost or market value. Inventory write-downs are not reversed and create a new historical cost basis.

(j)	Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below:

Asset	Period

Buildings	20 to 50 years
Manufacturing equipment	3 to 5 years
Office furniture, software, computers, and equipment	2 to 5 years
Leasehold improvements*	2 to 70 years

*	Includes our Penang facility which is situated on leased land, with a term expiring in 2070.

(k)	Goodwill

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the fiscal quarter or year ended August 27, 2010 indicating that impairment may have occurred. As of August 27, 2010, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $1.1 million.

Currently, the Company operates in one reporting unit, one operating and reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various segments of the electronics industry. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two reporting units and two operating and reportable segments: the Memory, Embedded, & Display Segment and the Adtron Segment. However, with the completion of the integration of Adtron into SMART, the Company now operates in one operating and reportable segment.

Based on the deteriorating macroeconomic conditions, the Company’s business outlook and significant erosion of its market capitalization during fiscal 2009 and 2008, the Company had conducted interim impairment test of goodwill during fiscal 2009 to determine whether and to what extent goodwill may have been impaired. The initial step of this analysis was to determine the estimated fair value of the Company, which was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at the end of the first and second quarter of fiscal 2009. This result necessitated an analysis to determine whether the carrying amount of goodwill on the balance sheets of the Adtron reporting unit exceeded the implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill recognized in a business combination. That is, the estimated fair value of the Adtron reporting unit was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if this reporting unit had been acquired in a business combination with the estimated fair value of the Adtron reporting unit representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor were any additional unrecognized identifiable intangible assets recorded as part of this process.

Based on the analysis, management determined that the implied fair value of goodwill recorded on the balance sheet of its Adtron reporting unit was below the carrying value, resulting in a goodwill impairment charge of $7.2 million and $3.2 million in the first and second quarters of fiscal 2009, respectively. Goodwill of $1.1 million was recorded in the third quarter of fiscal 2009 due to payments of contingent consideration; this was found not to be impaired as of August 28, 2009 and August 27, 2010.

Presented below are the changes in the Company’s goodwill by reporting unit (in thousands), for the years ended August 28, 2009 and August 27, 2010 (in thousands):

	August 29,	Fiscal 2009 Activity		August 28,	August 27,
	2008	Additions	Impairment	2009	2010*

Reporting unit:
Memory, Display & Embedded	$—	$—	$—	$—	$—
Adtron	7,210	4,267	(10,416)	1,061	—
Company	—	—	—	—	1,061

Total Goodwill	$7,210	$4,267	$(10,416)	$1,061	$1,061

*	In fiscal 2010, with the change to one operating and reportable segment, the goodwill balance of $1.1 million applied to a single company-wide reporting unit.

(l)	Other Intangible Assets, net

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of August 27, 2010 (in thousands):

	Weighted Avg.	Value at Date of	Accumulated	Carrying Value at
	Life (Years)	Acquisition	Amortization	August 27, 2010

Amortized intangible assets:
Customer relationships	7	$3,700	$925	$2,775
Technology	4	2,800	1,000	1,800
Company trade name	17	2,040	255	1,785
Leasehold interest	1	260	203	57
Product names	6	60	17	43

Total	11	$8,860	$2,400	$6,460

Amortization expense related to identifiable intangible assets totaled approximately $1.0 million, $1.1 million, and $0.5 million for fiscal years 2010, 2009, and 2008, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense:	Amount

2011	$936
2012	879
2013	879
2014	878
2015	678
Thereafter	2,210

Total	$6,460

(m)	Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with ASC 360, Property, Plant and Equipment. Under ASC 360, long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell.

(n)	Research and Development Expense

Research and development expenditures are expensed in the period incurred.

(o)	Income Taxes

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

(p)	Foreign Currency Translation

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

In fiscal years 2010, 2009 and 2008, the Company recorded $0.1 million, ($0.9) million and $2.4 million, respectively, of transaction gains (losses) primarily related to its Brazil operating subsidiary.

(q)	Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and other types of equity awards, based on the grant date fair value of such share-based awards.

Total stock-based compensation expense for both options and awards recognized was approximately $7.2 million, $8.5 million, and $7.3 million for fiscal 2010, 2009, and 2008, respectively.

Stock Options

The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of August 27, 2010, there were 11,590,502 ordinary shares reserved for issuance under this plan, of which 2,002,869 ordinary shares represents the number of shares available for grant.

For stock options excluding awards, the stock-based compensation expense recognized was approximately $5.3 million, $8.4 million and $7.3 million for fiscal 2010, 2009 and 2008, respectively.

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

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for fiscal 2010 is a weighted average of the Company’s historical common stock volatility (80% weighting) together with the historical volatilities of the common stock of comparable publicly traded companies (20% weighting). The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate for the expected term of the option is based on the average U.S. Treasury yield curve at the end of the quarter. The following assumptions were used to value stock options:

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Stock options:
Expected term (years)	4.7	5.2	5.1
Expected volatility	78%	69%	51%
Risk-free interest rate	1.49%	2.26%	3.56%
Expected dividends	—	—	—

A summary of option activity as of and for fiscal years ended August 27, 2010, August 28, 2009, and August 29, 2008 is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding at August 31, 2007	6,359	$4.75
Options granted	3,490	7.01
Options exercised	(697)	1.34
Options forfeited and cancelled	(694)	7.75

Options outstanding at August 29, 2008	8,458	$5.72	7.8	$6,584

Options exercisable at August 29, 2008	4,131	$3.80	3.4	$6,327

Options vested and expected to vest at August 29, 2008	8,064	$5.62	7.8	$6,575

Options outstanding at August 29, 2008	8,458	$5.72
Options granted	2,361	2.84
Options exercised	(589)	1.24
Options forfeited and cancelled	(1,434)	7.29

Options outstanding at August 28, 2009	8,796	$4.99	7.3	$9,734

Options exercisable at August 28, 2009	5,058	$4.68	6.4	$7,654

Options vested and expected to vest at August 28, 2009	8,507	$5.01	7.2	$9,516

Options outstanding at August 28, 2009	8,796	$4.99
Options granted	3,323 *	5.53
Options exercised	(770)	2.12
Options forfeited and cancelled	(2,915)**	8.11

Options outstanding at August 27, 2010	8,434	$4.39	6.96	$11,234

Options exercisable at August 27, 2010	4,695	$3.95	6.00	$8,905

Options vested and expected to vest at August 27, 2010	8,144	$4.36	6.90	$11,093

*	Includes new options granted (1,864) in connection with the Option Exchange.

**	Includes options cancelled (2,450) in connection with the Option Exchange.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes weighted average fair value of options granted during the fiscal years ended August 27, 2010, August 28, 2009 and August 29, 2008 were $2.85, $1.42, and $3.39 per option, respectively. The total intrinsic value of employee stock options exercised during the fiscal years ended August 27, 2010, August 28, 2009 and August 29, 2008 were approximately $3.5 million, $0.6 million, and $4.3 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

Total stock-based compensation expense recognized for fiscal years ended August 27, 2010, August 28, 2009 and August 29, 2008 were approximately $7.2 million, $8.5 million, and $7.3 million, respectively. Included in the $8.5 million total expense for fiscal 2009 is a one-time cumulative adjustment of $1.7 million recorded in the fourth quarter of fiscal 2009 relating to an upgrade of the Company’s third-party stock plan administration software which resulted in a change in the computation of its stock compensation expense. Specifically, the Company discovered a computational error in the timing of forfeiture adjustments, which resulted in its stock compensation expense being understated from fiscal 2007 through the third quarter of fiscal 2009. See Note 1(v).

A summary of the status of the Company’s non-vested stock options as of August 27, 2010, and changes during the fiscal year ended August 27, 2010, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
			Grant Date Fair
	Shares		Value per Share

Non-vested stock options at August 28, 2009	3,738		$2.87
Non-vested stock options granted	3,323	*	$2.85
Vested stock options	(1,816)		$2.47
Forfeited stock options	(1,507	)**	$4.11

Non-vested stock options at August 27, 2010	3,739		$2.61

*	Includes new options granted (1,864) in connection with the Option Exchange.

**	Includes options cancelled (2,450) in connection with the Option Exchange, offset by cancelled vested and non-exercised options.

As of August 27, 2010, there was approximately $9.6 million of total unrecognized compensation costs related to employee and independent director stock options. Such cost is expected to be recognized over the weighted average period of 2.2 years. The total fair value of shares vested during the year ended August 27, 2010 was approximately $4.5 million.

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

The Company has issued two types of performance-based RSUs, based on an internal metric and external metric.

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first and second quarters of fiscal 2010, the Company issued performance-based RSUs that contained an external stock market index as a benchmark for performance (“market-based RSUs”). The number of market-based RSUs awarded will depend upon the Company’s stock performance compared to an external stock market index on a date three days before the date set for vesting. The ultimate number of market-based RSUs awarded vest three years after the grant date. The fair value of market-based RSUs is determined by using a Monte Carlo valuation model, using the following assumptions:

Year Ended
August 27, 2010

Market-based RSUs:
Expected term (years)	2.73 — 3.04
Expected volatility	70.1%
Risk-free interest rate	1.26% to 1.48%
Expected dividends	—

A summary of the changes in RSUs outstanding under the Company’s equity incentive plan during the fiscal year ended August 27, 2010 is presented below (in thousands, except for weighted average grant date fair value):

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Awards outstanding at August 28, 2009	69	$2.95
Awards granted	1,176	5.25
Awards vested	(69)	2.93
Awards forfeited and cancelled	(23)	5.20

Awards outstanding at August 27, 2010	1,153	$5.25	$5,641

The stock-based compensation expense related to RSUs for fiscal 2010 and 2009 was approximately $1.8 million and $26 thousand, respectively.

As of August 27, 2010, the Company had approximately $3.7 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures and cancellations, which will be recognized over a weighted average estimated remaining life of 1.97 years.

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(t)	Concentration of Credit Risk

The Company’s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable reflect a concentration of activity with three customers (see Note 11). The Company does not require collateral or other security to support accounts receivables. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.

(u)	Net Income (Loss) Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Numerator:
Net income (loss)	$52,571	$(11,403)	$8,974
Denominator:
Weighted average ordinary shares	62,344	61,699	60,985
Effect of dilutive ordinary shares:
Stock options	2,598	—	2,570

Weighted average ordinary shares, diluted	64,942	61,699	63,555

Net income (loss) per ordinary share, basic	$0.84	$(0.18)	$0.15

Net income (loss) per ordinary share, diluted	$0.81	$(0.18)	$0.14

The Company excluded 4,676,825, 7,446,435, and 4,687,062 weighted shares from stock options and RSUs from the computation of diluted net income (loss) per ordinary share for the years ended August 27, 2010, August 28, 2009, and August 29, 2008 respectively, as the effect of their inclusion would have been anti-dilutive.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v)	Correction of an Out of Period Error

In connection with an upgrade of the third party software used for stock option accounting implemented during the fourth quarter of fiscal 2009, the Company discovered a computational error in stock-based compensation expense. As a result of this error, for the reporting period from fiscal 2007 through the third quarter of fiscal 2009, the Company’s stock compensation expense was understated by a cumulative total of $1.7 million. The Company recorded a one-time cumulative charge in the fourth quarter of fiscal 2009 as follows:

	Nine Months
	Ended	Ended Fiscal Year
	May 29,	August 31,	August 29,
	2009	2007	2008	Total

Cost of sales	$91,504	$52,295	$25,450	$169,249
Research and development	199,899	97,366	136,001	433,266
Selling, general and administrative	531,611	305,370	296,282	1,133,263

Additional stock-compensation expense	$823,014	$455,031	$457,733	$1,735,778

(w)	New Accounting Pronouncements

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

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective upon issuance, these amendments removed the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this new guidance did not have a material impact on our consolidated results of operations and financial condition.

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

During fiscal 2010, 2009 and 2008, some of the Company’s manufacturing vendors were affiliated with a former officer of the Company. Total payments to such vendors were $0.2 million, $6.3 million and $10.9 million for fiscal 2010, 2009 and 2008, respectively. As of August 27, 2010 and August 28, 2009, amounts due to these vendors were $0 and $0.1 million, respectively.

During fiscal 2010, the Company entered into a logistics arrangement with a design company which is affiliated with the chairman of our board of directors. For fiscal 2010, gross billings and net sales to this company were $1.3 million and $35 thousand, respectively, and as of August 27, 2010, amounts due from this company were $0.5 million.

(3)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	August 27,	August 28,
	2010	2009

Raw materials	$44,180	$20,207
Work in process	13,309	4,716
Finished goods	54,614	38,192

Total inventories*	$112,103	$63,115

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	As of August 27, 2010 and August 28, 2009, 41% and 47%, respectively, of total inventories represented inventory held under service arrangements.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	August 27,	August 28,
	2010	2009

Prepaid ICMS Taxes in Brazil*	$11,277	$—
Brazil ICMS assessment*	4,115	3,508
Prepayment on fixed asset taxes	2,122	1,209
Unbilled receivables	6,182	4,579
Receivable from subcontractor	3,594	—
Deferred and other income taxes	1,197	235
Other prepaid expense and other current assets	5,001	3,097

Total prepaid expenses and other current assets	$33,488	$12,628

*	See Note 8(d) Contingencies.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	August 27,		August 28,
	2010		2009

Buildings	$—		$539
Office furniture, software, computers, and equipment	5,751		5,409
Manufacturing equipment	78,901	*	56,926
Leasehold improvements**	18,317		16,893

	102,969		79,767
Less accumulated depreciation and amortization	56,748	*	43,504

Net property and equipment	$46,221		$36,263

*	The Company reduced the useful life of certain manufacturing equipment with net book value of $2.4 million as of May 28, 2010 to reflect its updated estimate of the remaining useful life which resulted in additional depreciation expense of $1.2 million in fiscal 2010.

**	Includes our Penang facility which is situated on leased land.

Depreciation and amortization expense was approximately $17.0 million, $13.1 million and $12.7 million for the years ended August 27, 2010, August 28, 2009 and August 29, 2008, respectively.

Net assets disposed of were $0.8 million, $1.1 million and $0.3 million during fiscal year 2010, 2009 and 2008, respectively. The losses on sale associated with the disposal of assets were $0.4 million, $0.6 million and $27 thousand for fiscal 2010, 2009 and 2008, respectively.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	August 27,	August 28,
	2010	2009

Prepaid Brazil ICMS Taxes*	$6,358	$—
Judicial deposit related to Brazil ICMS assessment*	4,115	—
Prepayment on property and equipment taxes	4,114	1,902
Deposit on property and equipment	3,076	—
Capitalized loan costs	637	1,295
Other	2,917	1,388

Total other non-current assets	$21,217	$4,585

*	See Note 8(d) Contingencies.

Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	August 27,	August 28,
	2010	2009

Accrued employee compensation	$15,406	$6,158
VAT and other transaction taxes payable	5,966	1,758
Income taxes payable	3,145	87
Accrued warranty reserve	732	694
Other accrued liabilities	4,069	7,918

Total accrued liabilities	$29,318	$16,615

(4)	Income Taxes

Consolidated income (loss) before taxes for all periods presented consisted of the following (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

U.S.	$(15,058)	$(28,915)	$(19,017)
Non-U.S.	96,567	23,083	46,412

Total	$81,509	$(5,832)	$27,395

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) for the years ended August 27, 2010, August 28, 2009 and August 29, 2008 are as follows (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Current:
Federal	$(144)	$(21)	$(102)
State	143	93	56
Foreign	30,130	5,546	9,124

	30,129	5,618	9,078

Deferred:
Federal and state	—	—	9,630
Foreign	(1,191)	(47)	(287)

	(1,191)	(47)	9,343

	$28,938	$5,571	$18,421

The effective income tax rate (expressed as a percentage of income before income taxes) varied from the U.S. statutory income tax rate for the years ended August 27, 2010, August 28, 2009 and August 29, 2008, as a result of the following items:

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Statutory tax rate	35.0%	(35.0)%	35.0%
Foreign income taxes at different rates	(1.5)	4.9	(17.2)
State income tax, net of federal tax benefit	(0.8)	1.6	—
Tax holiday — Malaysia	(4.3)	(45.1)	(10.7)
Change in valuation allowance	7.3	168.4	54.2
Non-deductible in process research and development	—	—	5.6
Other, net	(0.2)	0.8	0.3

	35.5%	95.6%	67.2%

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 27, 2010 and August 28, 2009 are as follows (in thousands):

	August 27,	August 28,
	2010	2009

Deferred tax assets:
Accruals and allowances	$2,971	$2,663
Stock-based compensation	9,133	6,337
Research and other tax credits carryforwards	2,798	2,237
Property and equipment	254	115
Net operating loss carryover	20,410	20,572

Deferred tax assets	35,566	31,924
Valuation allowance	(31,188)	(28,358)

Net deferred tax assets	4,378	3,566

Deferred tax liabilities:
Purchase accounting intangibles	(2,536)	(2,915)

Deferred tax liabilities	(2,536)	(2,915)

Net deferred tax assets	$1,842	$651

As of August 27, 2010, the Company classified approximately $1.2 million of current deferred tax assets in other current assets and $0.6 million of non-current deferred tax assets in other non-current assets, respectively, on the accompanying consolidated balance sheets.

As of August 27, 2010, the Company had U.S. (Federal) and California (State) net operating loss carryforwards of approximately $79.0 million and $55.8 million, respectively. The federal net operating loss carryovers will expire in 2011 through 2030 and the California net operating loss carryforwards will expire in 2015 through 2023, in varying amounts, if not utilized. Some of these carryforwards are subject to annual limitations, under the provisions of Section 382 of the Internal Revenue Code of 1986, for U.S. and California tax purposes.

The Company recorded $18 thousand, $0 and $23 thousand for fiscal 2010, 2009 and 2008, respectively, as a tax benefit to additional paid in capital for excess tax deductions attributable to share-based payments that reduce taxes payable.

Pursuant to ASC 718, Share-Based Payment, the additional tax benefit from excess tax deductions attributable to share based payments resulted in $25.9 million of federal net operating loss carryovers and $16.7 million of California net operating loss carryovers that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable. The Company follows the ordering rules, which assume that stock option deductions are the last item to be considered in calculating taxes.

As of August 27, 2010, the Company has consolidated net deferred tax assets of approximately $1.8 million. The valuation allowance on deferred tax assets increased $2.8 million from $28.4 million as of August 28, 2009 to $31.2 million as of August 27, 2010. The valuation allowance as of August 27, 2010 and August 28, 2009 primarily relates to U.S. deferred tax assets. For the year ended August 29, 2008, the Company’s management did not believe that the deferred tax assets from U.S. operations were realizable by considering future taxable income based on cumulative U.S. losses for the most recent three years of the Company. Accordingly, during the third quarter of the fiscal year ending August 29, 2008, the Company recorded approximately $9.6 million deferred tax expense to increase the valuation allowance to a full valuation allowance on U.S. deferred tax assets. As of August 27, 2010 and August 28, 2009, the Company continues to record a full valuation allowance on U.S. net deferred tax assets.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision has been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The Company has not provided deferred income taxes on approximately $196.5 million of undistributed earnings from certain foreign operations as of August 27, 2010 because such earnings are intended to be reinvested indefinitely. Of the $196.5 million of undistributed earnings, approximately $16.8 million would be included in U.S. taxable income of the Company, which would be offset, in whole or in part, by foreign tax credits. At August 27, 2010, the Company determined that the undistributed earnings of its Puerto Rico subsidiary are no longer intended to be reinvested indefinitely. As a result, the Company recorded Puerto Rico withholding taxes of $0.4 million. The remainder of undistributed earnings of approximately $179.7 million would not be includable in U.S. taxable income, but would incur an insignificant amount of foreign country withholding taxes.

The tax holiday (Pioneer Status) for the Company’s Malaysian operations has been renewed through May 31, 2014. The Company was also granted a tax holiday (International Procurement Company) for its Malaysian operations, effective for 10 years beginning April 30, 2004, subject to certain conditions. In addition, the Company was granted a continuing tax holiday for certain manufacturing operations in Puerto Rico, subject to certain conditions. The net impact of these tax holidays in Malaysia and Puerto Rico, as compared to the U.S. statutory tax rate, was to decrease income tax expense by approximately $3.5 million in fiscal 2010, approximately $3.1 million in fiscal 2009 and approximately $8.6 million in fiscal 2008.

As of September 1, 2007, the Company adopted ASU 2009-06, which clarifies the accounting for uncertainty in income tax positions recognized in accordance with ASC 740. The adoption of ASU 2009-06 had no material effect on the financial statements. The Company recognized a $0.2 million net decrease in the liabilities for unrecognized tax benefits, which was accounted for as an increase to the September 1, 2007 balance of retained earnings. This adjustment was the cumulative effect of applying an enhanced measurement standard in accounting for uncertainty in income taxes under FIN 48 and was reported as an adjustment to the opening balance of retained earnings in the Consolidated Balance Sheet for fiscal 2008.

The total liability for gross unrecognized tax benefits included in the Company’s Consolidated Balance Sheet as of August 27, 2010 was approximately $0.2 million. There was no net change in the liability for gross unrecognized tax benefits during the current year. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Amount

Balance as of August 28, 2009	$0.3
Increase in unrecognized tax benefits related to prior year tax positions	—
Decreases in unrecognized tax benefits related to prior year tax positions	—
Increase in unrecognized tax benefits related to current year tax positions	0.1
Decrease in unrecognized tax benefits related to settlements with tax authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statue of limitations	(0.2)

Balance as of August 27, 2010	$0.2

As of August 27, 2010, the total amount of unrecognized tax benefits, included in other long-term liabilities on the accompanying consolidated balance sheet, was approximately $0.2 million, which would impact the effective tax rate if recognized. The Company records interest and penalties on unrecognized tax benefits as income tax expense. As of August 27, 2010, the Company expects no significant changes in the total unrecognized tax benefits within the next 12 months.

The Company’s U.S. subsidiaries file Federal and state income/franchise tax returns in the U.S. The tax periods ended August 2007 through August 2010 remain open to U.S. federal income tax examination. In addition, any prior year that generated a net operating loss (NOL) carry forward available for use in taxable periods ending on or after

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2006 remains open to U.S. Federal income tax examination. Generally, in the major state jurisdictions, the tax periods ended August 2006 through August 2010 remain open to state income tax examination.

The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions, including Malaysia, Brazil, Puerto Rico, Korea, and the United Kingdom. The years that are open for examination by tax authorities of the international subsidiaries vary by country. The earliest year open for examination of any international subsidiary is the year ended August 2004 for the subsidiary in Malaysia.

(5)	Long Term Debt

Senior Secured Floating Rate Notes

On March 28, 2005, the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration under the Securities Act of 1933, as amended (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrue interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend on-going reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments.

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

On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem a portion of the outstanding Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired a portion of the Notes representing $26.2 million of aggregate principal for $25.0 million; at 95.5% of the principal or face amount. In connection with the repurchase, a gain of $1.2 million was recognized in other income (expense) in fiscal 2010, offset by a $0.4 million write-off of debt issuance costs. As of August 27, 2010, the aggregate principal amount of Notes that remain outstanding was $55.1 million.

On August 28, 2009, the Company adopted ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. As of August 27, 2010, the fair value of the Notes that remain outstanding was estimated to be approximately $55.2 million.

Senior Secured Revolving Line of Credit

Prior to closing the Offering of the 144A Notes, the Company had a revolving loan and security agreement (the “Loan and Security Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), and other lenders that allowed the Company to borrow up to $100 million. Contemporaneous with the closing of the Offering of the 144A Notes, as of March 28, 2005, the Loan and Security Agreement was amended and restated providing for a new senior secured credit facility in the amount of $35 million with the Company and other parties named therein as obligors, and SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc. as borrowers, (the “Borrowers”; the amended and restated loan and security

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement being referred to as the “Amended and Restated Credit Facility”). On April 30, 2007, the Amended and Restated Credit Facility was amended and restated (as amended and restated, the “Second Amended and Restated Credit Facility”) to (i) increase the amount available for borrowing by $15 million, from $35 million to $50 million ($30 million of which may be in the form of letters of credit), (ii) reduce the number of, and make less restrictive, certain financial covenants, (iii) extend the maturity date from March 28, 2009 to April 30, 2010, and (iv) establish Wells Fargo Bank, National Association, as successor to WFF. The Second Amended and Restated Credit Facility contains customary covenants and events of default usual for commercial lending credit facilities, which did not change materially as a result of the amendment and restatement.

In connection with the Second Amended and Restated Credit Facility, the Company incurred approximately $0.5 million in debt issuance costs, which are included in other non-current assets in the accompanying consolidated balance sheets. Debt issuance costs related to the Second Amended and Restated Credit Facility, together with the unamortized debt issuance costs related to the Amended and Restated Credit Facility of approximately $0.5 million, are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over three years, which represents the term of the Second Amended and Restated Credit Facility.

On November 26, 2008, the Second Amended and Restated Credit Facility was amended to, among other things, (i) decrease the amount available for borrowing by $15 million, from $50 million to $35 million (of which $10 million instead of $30 million may be in the form of letters of credit), (ii) modify the calculation and levels of certain financial covenants, (iii) modify the fees payable, (iv) modify the calculation of, and increase, the interest rates applicable to loans and other amounts outstanding, (v) further limit Restricted Payments as defined therein, and (vi) limit voluntary repayment and/or retirement of subordinated debt issued by the Company. The amended financial covenants required that the Borrowers maintain, as of the end of each fiscal quarter, an Adjusted Quick Ratio equal to or greater than 1.45, and, depending on the applicable fiscal quarter and based on the preceding four fiscal quarters then ended, (i) an Adjusted EBITDA equal to or greater than $30 to $45 million, and (ii) a Funded Debt to Adjusted EBITDA Ratio equal to or less than 2.25 to 3.00. The Base Rate Margin and LIBOR Rate Margin, as defined in the Second Amended and Restated Credit Facility, were increased to 2% and 3%, respectively.

On August 14, 2009, the Second Amended and Restated Credit Facility was again amended by the Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”). As a result of the Second Amendment, the Borrowers were no longer required to comply with certain financial covenants unless there were borrowings outstanding. As of April 30, 2010, the Borrowers entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”), with the lenders identified therein (the “Lenders”) and Wells Fargo Bank, National Association, as the arranger, administrative agent and security trustee for the Lenders. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees were secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. The Company has not borrowed under the WF Credit Facility since November 2007 and had no borrowings outstanding as of August 27, 2010. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of August 27, 2010 and expects to be able to satisfy the financial covenants or financial condition test in the future, it may not meet the financial covenants during all periods before it expires on April 30, 2012 and therefore may not be able to borrow funds if and when it needs funds in the future.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Financial Instruments

Fair Value of Financial Instruments

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

The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets to identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company’s Level 1 assets include money market funds and certificates of deposit that are classified as cash equivalents.

•	Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities as of August 28, 2009 included its variable-to-fixed interest rate swap which expired in April 2010. Thus, the Company had no Level 2 liabilities as of August 27, 2010.

•	Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any assets or liabilities measured under Level 3.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs	Significant
	Assets or	Corroborated by	Unobservable
	Liabilities	Market Data	Inputs
	Level 1	Level 2	Level 3	Total

Balances as of August 27, 2010:
Assets:
Cash from checking and savings accounts	$45.7	$—	$—	$45.7
Money market funds	69.8	—	—	69.8

Total assets measured at fair value(1)	$115.5	$—	$—	$115.5

Balances as of August 28, 2009:
Assets:
Cash from checking and savings accounts	$44.5	$—	$—	$44.5
Money market funds	79.2	—	—	79.2
Certificates of deposit	24.0	—	—	24.0

Total assets measured at fair value(1)	$147.7	$—	$—	$147.7

Liabilities:
Current variable-to-fixed interest rate swap	$—	$(1.3)	$—	$(1.3)

Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.

Derivative Instruments

The Company had previously entered into two interest swap agreements (the “Swaps”), both of which have expired as of August 27, 2010 and one of which was outstanding on August 28, 2009. The first Swap expired on April 1, 2008 and was for a $41.3 million notional amount. Under its terms, the Company paid a fixed interest rate of 9.78%. The second Swap expired on April 28, 2010 and was for a $40.0 million notional amount. Under its terms, the Company paid a fixed rate of 9.97%. The Company had entered into the Swaps in order to hedge a portion of its future cash flows against interest rate exposure resulting from the Notes. In exchange, the Company received interest income at a variable interest rate equal to the 3-month LIBOR rate plus 5.50%. The Swap essentially replaced the variable interest rate on a portion of the Notes with a fixed interest rate through the expiration date. The Swaps were accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivatives on the balance sheet at fair value. The fair value of the outstanding derivative instrument referred to above was a liability of $1.3 million as of August 28, 2009. The Company has no derivative instruments such as interest rate swaps or currency hedges as of August 27, 2010.

(7)	Employee Benefit Plans

(a)	Stock Option Plan

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

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes options outstanding as of August 27, 2010 (shares in thousands):

Options Outstanding				Options Vested
		Weighted Average
		Remaining	Weighted		Weighted
	Options	Contractual Life	Average Exercise		Average Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Shares Vested	Price

$0.17	1,348	3.81	$0.17	1,348	$0.17
$0.93 — $2.72	384	6.36	$1.59	279	$1.49
$2.84	1,402	8.05	$2.84	620	$2.84
$2.95 — $4.74	907	7.30	$4.09	495	$4.24
$4.78 — $5.20	757	8.87	$5.15	199	$5.11
$5.38	1,627	6.88	$5.38	652	$5.38
$5.69 — $7.50	1,403	8.20	$6.87	568	$7.04
$7.51 — $12.36	517	6.32	$9.48	453	$9.62
$13.34	50	6.67	$13.34	42	$13.34
$14.96	40	5.17	$14.96	40	$14.96

$0.17 — $14.96	8,434	6.96	$4.39	4,695	$3.95

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan which provides for tax deferred salary deductions for eligible employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the years ended August 27, 2010, August 28, 2009, and August 29, 2008 were approximately $0.4 million, $0.7 million, and $1.0 million respectively. As part of a cost-cutting initiative in fiscal 2009, the Company had suspended the matching contributions in April 2009 and then re-instated the full matching in April 2010.

(8)	Commitments and Contingencies

(a)	Commitments

In March 2009, the Company entered into a seven year operating lease with Newark Eureka Industrial Capital LLC to lease approximately 79,500 square feet of office, manufacturing, engineering, research and development, warehouse and distribution space to serve as its new corporate headquarters.

Rent expense for the years ended August 27, 2010, August 28, 2009 and August 29, 2008 was approximately $2.5 million, $2.5 million and $2.9 million, respectively. As of August 28, 2009, the Company also has commitments under operating leases for other facilities and equipment.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under all leases are as follows (in thousands):

Year Ending
August*

2011	$1,845
2012	1,494
2013	727
2014	525
2015	617
2016 and thereafter	432

$5,640

*	The future minimum lease payments listed above do not include the new lease entered in Westford, Massachusetts, effective November 2010.

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Beginning accrued warranty reserve	$694	$765	$722
Warranty claims	(1,088)	(1,046)	(1,208)
Provision for product warranties	1,126	975	1,251

Ending accrued warranty reserve	$732	$694	$765

Product warranty reserves are recorded in accrued expenses in the accompanying consolidated balance sheets.

In addition to potential liability for warranties related to defective products, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from product defects as well as from the infringement by its products on third-party patents, trademarks or other intellectual property rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.

(c)	Legal Matters

From time to time the Company is involved in disputes and legal matters that arise in the normal course of business. In the Company’s opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, results of operation or cash flows.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Contingencies

On October 3, 2008, the Company’s subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). The Company believes that the Assessment is subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron. The Company notified Solectron and Flextronics of the Assessment, and under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. The Company has been advised that the efforts to contest the Assessment in the administrative level have been unsuccessful and on June 16, 2010, they were notified that the last administrative appeal was not admitted, thereby exhausting all administrative appeals. The Company has also been advised by tax counsel that additional appeals can only be made in a judicial proceeding. As of August 27, 2010, the Company’s Consolidated Balance Sheet reflects both a liability for the Assessment and a corresponding indemnity receivable for approximately $4.1 million (or 7.2 million BRL). While the Company believes that the Assessment would be subject to the indemnity obligations of Solectron and/or Flextronics, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. The Company was originally advised by tax counsel that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. In order to post the deposit SMART Brazil instituted a judicial proceeding requesting an injunction which was granted on June 16, 2010. In connection with this injunction, on June 17, 2010, SMART Brazil made a judicial deposit in the amount of the Assessment which totaled $4.1 million (or 7.2 million BRL). This deposit had an adverse impact on the Company’s cash flow.

On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes upon imports. The payment of ICMS generates tax credits that may be used to offset ICMS obligations generated from sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. Although the renewal has been granted, there is no refund of ICMS tax credits that accumulated during the period the Company was waiting for the renewal.

As of August 27, 2010 the total amount of accumulated ICMS tax credits reported on the Company’s Consolidated Balance Sheet was $17.6 million (or 31.0 million BRL), including $11.3 million (or 19.8 million BRL) under other current assets and $6.3 million (or 11.2 million BRL) under other non-current assets. It is expected that $11.3 million of the excess ICMS credits will be recovered during fiscal 2011, with the remainder of $6.3 million being recovered in fiscal 2012. These expectations are based on various estimates including the mix of products and regions where the Company’s sales will occur. If these estimates or the mix of products or regions vary,

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it could take longer than expected to fully utilize the excess ICMS credits accumulated to date. The accumulation of excess ICMS credits had an adverse impact on the Company’s cash flow and there can be no absolute assurance that the excess credits will be fully utilized. While the Company has notified Solectron and Flextronics that losses, including interest and foreign exchange, related to the delay in receiving the renewal of the ICMS benefit, are also subject to their indemnity obligations, Flextronics has repudiated the Company’s claim and there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

(9)	Restructuring

During the second quarter of fiscal 2009, the Company initiated a restructuring plan (“the FY09 Plan”) to reduce its global workforce in order to improve the Company’s cost structure in the uncertain economic environment. In an effort to reduce cost in the third quarter of fiscal 2009, the Company initiated another restructuring plan to reduce its global workforce, which plan was included in the FY09 Plan. The FY09 Plan includes charges consisting primarily of severance payments and other employee-related payments. All severance payments and employee-related expenses in connection with the FY09 Plan have been paid as of August 27, 2010.

The following table summarizes the restructuring accrual activity for the years ended August 27, 2010 and August 28, 2009 (in thousands):

	Severance and	Assets/Facility
	Benefits	Related	Other	Total

Accrual as of August 28, 2008	$572	$—	$258	$830
Provision	2,260	179	371	2,810
Non-cash charges	—	—	(7)	(7)
Cash payment	(2,822)	(179)	(622)	(3,623)

Accrual as of August 28, 2009	10	—	—	10
Release	(10)	—	—	(10)
Accrual as of August 27, 2010	$—	$—	$—	$—

There were no restructuring activities in fiscal 2010. Total restructuring costs accrued as of August 27, 2010 and August 28, 2009 were approximately $0 and $10 thousand, respectively, and were recorded in accrued expenses in the consolidated balance sheets.

(10)	Segment Information and Geographic Information

The Company currently operates in one operating segment: the design, manufacture, and sale of electronic subsystem products and services to the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two operating segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the integration of Adtron into SMART, the Company now operates in one segment.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s net sales and property and equipment, net, by geographic area, as well as net sales by type is as follows (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Geographic net sales:
U.S.	$209,699	$190,306	$367,502
Brazil	305,667	114,973	119,151
Other Americas	18,739	10,830	15,804
Asia	133,248	82,515	100,428
Europe	35,737	42,693	67,266

	$703,090	$441,317	$670,151

	August 27,	August 28,
	2010	2009

Property and equipment, net:
U.S.	$6,298	$7,724
Brazil	32,175	22,654
Asia	7,705	5,845
Europe	43	40

	$46,221	$36,263

(11)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales from SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of the fiscal period of 10% or more of total net accounts receivable, are as follows (dollars in thousands):

	Year Ended
	August 27, 2010		August 28, 2009		August 29, 2008
	Amount	Percent	Amount	Percent	Amount	Percent

Customer A	$151,943	22%	$122,665	28%	$259,639	39%
Customer B	$111,088	16%	$59,258	13%	$83,710	12%
Customer C	$99,063	14%	$41,571	9%	$39,067	6%

As of August 27, 2010, Customers A, B and C accounted for approximately 38%, 26% and 9% of accounts receivable, respectively. As of August 28, 2009, approximately 27%, 27% and 26% of accounts receivable were concentrated with Customers A, B and C, respectively. The loss of a major customer or a significant reduction in net sales from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Year Ended
	August 27,	August 28,	August 29,
	2010	2009	2008

Foreign currency gains (losses)	$108	$(868)	$2,415
Gain on legal settlement*	3,044	—	—
Gain on early repayment of long-term debt	1,178	—	—
Other	755	348	142

Total other income (expense), net	$5,085	$(520)	$2,557

*	In December 2009, the Company received this settlement as a non-active participant class member in a class action against certain component suppliers initiated in 2002.

(13)	Subsidiary Guarantors

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

(14)	Subsequent Events

On September 27, 2010, the Company entered into a lease in Westford, Massachusetts for 28,500 square feet, effective November 2010 and expiring in March 2018, to relocate two of the Company’s Tewksbury facilities. The total rent payable over the lease period is $3.6 million.

On September 30, 20010, the Company filed a registration statement on Form S-8 to register an additional 3,406,943 shares of the Registrant’s ordinary shares, par value $0.00016667 per share, issuable under the Company’s Amended and Restated Stock Incentive Plan as a result of the annual evergreen increase under the terms of this plan.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters.

	Three Months Ended
	Nov. 28,	Feb. 27,	May 29,	Aug. 28,	Nov. 27,	Feb. 26,	May 28,	Aug. 27,
	2008	2009	2009	2009	2009	2010	2010	2010
			(In thousands, except for per share data)

Statement of Operations Data :
Net sales	$140,775	$109,089	$91,645	$99,808	$123,093	$160,110	$201,235	$218,652
Cost of sales	114,959	85,022	73,008	78,489	94,327	118,097	155,738	168,872

Gross profit	25,816	24,067	18,637	21,319	28,766	42,013	45,497	49,780
Operating expenses:
Research and development	5,436	5,142	4,478	4,755	5,730	5,219	6,657	7,496
Selling, general and administrative	14,467	13,782	13,585	13,671	13,366	14,331	16,340	16,083
Goodwill impairment	7,210	3,206	—	—	—	—	—	—
Restructuring charges	886	935	989	—	—	—	—	—

Total operating expenses	27,999	23,065	19,052	18,426	19,096	19,550	22,997	23,579

Income (loss) from operations	(2,183)	1,002	(415)	2,893	9,670	22,463	22,500	26,201
Interest expense, net	(1,752)	(1,698)	(1,629)	(1,530)	(1,663)	(1,163)	(837)	(747)
Other income (expense), net	(766)	109	26	111	1,292	3,225	608	(40)

Total other income (expense)	(2,518)	(1,589)	(1,603)	(1,419)	(371)	2,062	(229)	(787)

Income (loss) before provision for income taxes	(4,701)	(587)	(2,018)	1,474	9,299	24,525	22,271	25,414
Provision for income taxes	2,177	1,263	368	1,763	4,717	8,433	7,354	8,434

Net income (loss)	$(6,878)	$(1,850)	$(2,386)	$(289)	$4,582	$16,092	$14,917	$16,980

Net income (loss) per ordinary share, basic	$(0.11)	$(0.03)	$(0.04)	$(0.00)	$0.07	$0.26	$0.24	$0.27

Net income (loss) per ordinary share, diluted	$(0.11)	$(0.03)	$(0.04)	$(0.00)	$0.07	$0.25	$0.23	$0.26

Shares used in computing basic net income (loss) per ordinary share	61,507	61,673	61,738	61,863	61,974	62,211	62,463	62,662

Shares used in computing diluted income (loss) per ordinary share	61,507	61,673	61,738	61,863	64,016	65,010	65,502	65,175

The Company recorded restructuring charges of $0.9 million, $0.9 million, and $1.0 million in the first, second and third quarter of fiscal 2009, respectively, related to severance, facility and other exit costs incurred primarily from its global workforce reduction. Also, the Company recorded goodwill impairment charges of $7.2 million and $3.2 million in the first and second quarter of fiscal 2009, respectively. The Company recorded a cumulative charge of $1.7 million for an out of period adjustment to correct stock-based compensation in the fourth quarter of fiscal 2009.

The Company recorded a gain on the early retirement of long-term debt of $1.2 million in the first quarter of fiscal 2010 and a gain on a legal settlement of $3.0 million in the second quarter of fiscal 2010; both of these were recorded in other income (expense), net. In the third quarter of fiscal 2010, the Company sold its display products business for net proceeds of $2.2 million and incurred a loss of $0.5 million recorded under selling, general & administrative expenses.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The consolidated financial statement Schedule II — VALUATION AND QUALIFYING
ACCOUNTS is filed as part of this Annual Report on Form 10-K.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance
	beginning	Charged to		at End
Description	of Year	Operations	(Deductions)	of Year
	(In thousands)

Year ended August 27, 2010:
Allowance for doubtful accounts receivable, credits and returns	$1,591	$1,314	$(1,245)	$1,660
Year ended August 28, 2009:
Allowance for doubtful accounts receivable, credits and returns	$1,517	$1,801	$(1,727)	$1,591
Year ended August 29, 2008:
Allowance for doubtful accounts receivable, credits and returns	$2,517	$1,160	$(2,160)	$1,517

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

Date: November 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAIN MacKENZIE Iain MacKenzie (Principal Executive Officer)	President, Chief Executive Officer and Director (Principal Executive Officer)	November 3, 2010

/s/ BARRY ZWARENSTEIN Barry Zwarenstein (Principal Accounting Officer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2010

/s/ AJAY SHAH Ajay Shah	Chairman of the Board of Directors	November 3, 2010

/s/ HARRY W. (WEBB) McKINNEY Harry W. (Webb) McKinney	Director	November 3, 2010

/s/ MUKESH PATEL Mukesh Patel	Director	November 3, 2010

/s/ CLIFTON THOMAS WEATHERFORD Clifton Thomas Weatherford	Director	November 3, 2010

/s/ DENNIS McKENNA Dennis McKenna	Director	November 3, 2010

/s/ KIMBERLY E. ALEXY Kimberly E. Alexy	Director	November 3, 2010

Exhibit No.		Document

2	.1*	Transaction Agreement, dated February 11, 2004, by and among Solectron Corporation, Solectron Global Holdings L.P., Solectron Serviços E Manufactura Do Brasil Ltda., SMART Modular Technologies, Inc., Modular, Inc., Modular Merger Corporation and Modular (Cayman) Inc.
3	.1*(1)	Form of Amended and Restated Memorandum of Association of the Company
3	.2*(1)	Form of Amended and Restated Articles of Association of the Company
4	.1*(2)	Indenture, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.2		[Reserved]
4	.3*(2)	Form of Note (included in Exhibit 4.1)
4	.4*(2)	Form of Exchange Note (included in Exhibit 4.1)
4	.5*(2)	Security Agreement, dated as of March 28, 2005, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4	.6*(2)	Intercreditor Agreement, dated as of March 28, 2005, among Wells Fargo Foothill, Inc., as Credit Agent, U.S. Bank National Association, as trustee, and the Company
4	.7*(2)	Intercompany Subordination Agreement, dated as of March 28, 2005, among U.S. Bank National Association, as trustee, the Company and the other obligors party thereto
4.8		[Reserved]
4.9		[Reserved]
4	.10*(17)	Amended and Restated Loan and Security Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico) Inc., Wells Fargo Bank, National Association, as Arranger and Administrative Agent, and certain other persons named therein
4	.11*(17)	Amended and Restated Intercompany Subordination Agreement, dated as of April 30, 2007, by and among the Company, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, SMART Modular Technologies (Puerto Rico), Inc., Wells Fargo Foothill, Inc., as Agent, and certain other persons named therein
4	.12*(17)	Form of Amended and Restated Guaranty
10	.1(2)	Form of Indemnification Agreement
10	.2*(1)	Form of Amended and Restated Stock Incentive Plan
10	.3*(1)	Form of Stock Option Agreement
10	.4*(2)	Offer Letter, dated February 11, 2004, from Modular, L.L.C. to Iain MacKenzie
10	.5*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Alan Marten
10	.6*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Wayne Eisenberg
10	.7*(2)	Offer Letter, dated April 13, 2004, from Modular, L.L.C. to Michael Rubino
10.8		[Reserved]
10.9		[Reserved]
10.10		[Reserved]

10	.11*(2)	ISDA Master Agreement, dated as of April 20, 2005, between Wells Fargo Foothill, Inc. and SMART Modular Technologies (WWH), Inc.
10	.12*(2)	Lease Agreement, dated April 16, 2004, by and between Solectron USA, Inc. and SMART Modular Technologies, Inc., as amended (relating to the property at 4211 Starboard Drive, Fremont, California)
10	.13*(3)	Corporate Purchase Agreement, dated as of May 1, 2001, by Compaq Computer Corporation and by SMART Modular Technologies, Inc.

Exhibit No.		Document

10	.14*(4)	Amendment to Corporate Purchase Agreement, dated September 1, 2004, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.15*(4)	Amendment Number 2 to Corporate Purchase Agreement, dated January 20, 2005, between SMART Modular Technologies, Inc. and Hewlett-Packard Company
10	.16*(2)	Advisory Agreement, dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.17*(2)	Letter Amendment, dated June 17, 2005, to Advisory Agreement dated April 16, 2004, between SCP Management Company, L.L.C. and SMART Modular Technologies, Inc.
10	.18*(2)	Advisory Agreement, dated April 16, 2004, among SMART Modular Technologies, Inc., T3 GenPar II, L.P., TPG GenPar III, L.P., and TPG GenPar IV, L.P.
10	.19*(2)	Advisory Agreement, dated April 16, 2004, between SMART Modular Technologies, Inc. and Francisco Partners, L.P.
10	.20*(1)	Form of Amendment No. 2 to the Advisory Agreement filed as Exhibit 10.16
10	.21*(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.18
10	.22*(1)	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.19
10	.23*(1)	Form of Amended and Restated Indemnification Agreement
10	.23*(5)	Employment Agreement of Iain MacKenzie, dated December 18, 2007
10	.24*(6)	Agreement and Plan of Merger, dated February 12, 2008, by and among Adtron Corporation, SMART Modular Technologies, Inc., and Armor Acquisition Corporation (“Merger Sub”) and Alan Fitzgerald (“Equity Holders’ Representative”)
10	.25*(7)	Consulting Agreement, effective as of April 30, 2008, between SMART Modular Technologies (WWH), Inc. and FLG Partners, LLC
10	.26*(8)	Employment Agreement of Barry Zwarenstein, dated July 19, 2008
10	.27*(9)	SMART Modular Technologies, Inc. 2009 RSU Time-based Agreement
10	.28*(9)	SMART Modular Technologies, Inc. 2009 Performance-based Agreement
10	.29*(10)	First Amendment to Second Amended and Restated Loan and Security Agreement dated November 26, 2008
10	.30*(11)	Lease Agreement, dated March 18, 2009, by and between Newark Eureka Industrial Capital LLC and Smart Modular Technologies, Inc.
10	.31*(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated August 14, 2009.
10.32		[Reserved]
10	.33*(14)	Form of Second Amended and Restated Indemnification Agreement
10	.34*(14)	Form of Time-based RSU Agreement (for Employees)
10	.35*(14)	Form of Time-based RSU Agreement (for Directors)
10	.36*(14)	Form of Performance-based RSU Agreement (for Employees)
10	.37*(15)	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated April 30, 2010
14	.1*(16)	SMART Modular Technologies Code of Ethics for Officers and Directors
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on November 30, 2005 (File No. 333-129134).

*(1)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed on January 10, 2006 (File No. 333-129134).

*(2)	Incorporated by reference to the Exhibits filled with the Company’s Registration Statement on Form S-4, filed on August 11, 2005 (File No. 333-127442).

*(3)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on December 20, 2005 (File No. 333-129134).

*(4)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on October 19, 2005 (File No. 333-129134).

*(5)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on January 4, 2008 (File No. 000-51771)

*(6)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on April 4, 2008 (File No. 000-51771)

*(7)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on April 30, 2008 (File No. 000-51771)

*(8)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-51771)

*(9)	Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K, filed on November 12, 2008 (File No. 000-51771)

*(10)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on December 3, 2008 (File No. 000-51771)

*(11)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on April 7, 2009 (File No. 000-51771)

*(12)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on August 18, 2009 (File No. 000-51771)

*(13)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on September 16, 2009 (File No. 000-51771)

*(14)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed on January 6, 2010 (File No. 000-51771)

*(15)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed on June 14, 2010 (File No. 000-51771)

*(16)	Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K, filed on November 13, 2007 (File No. 000-51771)

*(17)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed on May 2, 2007 (File No. 000-51771)