Form 10-Q
period 2010-11-26
SMART Modular Technologies (WWH), Inc.
filed 2011-01-04
CIK 1326973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of December 28, 2010: 63,103,873.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	29

SIGNATURES	30

Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 26,	August 27,
	2010	2010
	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$92,944	$115,474
Accounts receivable, net of allowances of $1,773 and $1,660 as of November 26, 2010 and August 27, 2010, respectively	178,887	208,377
Inventories	103,464	112,103
Prepaid expenses and other current assets	22,325	33,488

Total current assets	397,620	469,442
Property and equipment, net	49,179	46,221
Other non-current assets	27,838	21,217
Other intangible assets, net	6,220	6,460
Goodwill	1,061	1,061

Total assets	$481,918	$544,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$81,681	$151,885
Accrued liabilities	21,178	29,318

Total current liabilities	102,859	181,203
Long-term debt	55,072	55,072
Other long-term liabilities	4,749	4,546

Total liabilities	162,680	240,821

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 63,090,207 and 62,740,650 shares issued and outstanding as of November 26, 2010 and August 27, 2010, respectively	11	10
Additional paid-in capital	121,269	118,123
Accumulated other comprehensive income	16,202	11,658
Retained earnings	181,756	173,789

Total shareholders’ equity	319,238	303,580

Total liabilities and shareholders’ equity	$481,918	$544,401

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	November 26,	November 27,
	2010	2009
	(In thousands, except per share data)

Net sales	$216,359	$123,093
Cost of sales (1)	172,350	94,327

Gross profit	44,009	28,766

Operating expenses:
Research and development (1)	8,160	5,730
Selling, general and administrative (1)	14,848	13,366
Technology access charge	7,534	—

Total operating expenses	30,542	19,096

Income from operations	13,467	9,670

Interest expense, net	(711)	(1,663)
Other income, net	550	1,292

Total other expense	(161)	(371)

Income before provision for income taxes	13,306	9,299
Provision for income taxes	5,339	4,717

Net income	$7,967	$4,582

Net income per share, basic	$0.13	$0.07

Net income per share, diluted	$0.12	$0.07

Shares used in computing basic net income per share	62,899	61,974

Shares used in computing diluted net income per share	65,760	64,016

(1) Stock-based compensation by category:

Cost of sales	$238	$157
Research and development	386	297
Selling, general and administrative	1,521	1,192
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	November 26,	November 27,
	2010	2009
	(In thousands)

Net income	$7,967	$4,582
Other comprehensive income:
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	—	475
Foreign currency translation	4,544	5,371

Comprehensive income	$12,511	$10,428

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 26,	November 27,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$7,967	$4,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,898	3,615
Stock-based compensation	2,145	1,646
Provision for doubtful accounts receivable and sales returns	113	92
Amortization of debt issuance costs	99	550
(Gain) loss on sale of assets	508	(35)
Deferred income tax provision	151	—
Gain on early repayment of long-term debt	—	(1,178)
Changes in operating assets and liabilities:
Accounts receivable	29,377	4,650
Inventories	9,328	(14,580)
Prepaid expenses and other assets	4,062	(2,676)
Accounts payable	(68,382)	8,089
Accrued expenses and other liabilities	(7,447)	2,948

Net changes in operating assets and liabilities	(33,062)	(1,569)

Net cash provided by (used in) operating activities	(16,181)	7,703

Cash flows from investing activities:
Capital expenditures	(8,228)	(1,410)
Cash deposits on equipment	691	(1,630)
Proceeds from sale of property and equipment	—	145

Net cash used in investing activities	(7,537)	(2,895)

Cash flows from financing activities:
Repayment of long-term debt	—	(25,000)
Proceeds from issuance of ordinary shares from stock option exercises	1,002	218

Net cash provided by (used in) financing activities	1,002	(24,782)

Effect of exchange rate changes on cash and cash equivalents	186	1,418

Net decrease in cash and cash equivalents	(22,530)	(18,556)
Cash and cash equivalents at beginning of period	115,474	147,658

Cash and cash equivalents at end of period	$92,944	$129,102

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$841	$1,648
Taxes	8,687	4,081
Non-cash activities information:
Change in fair value of derivative instruments	$—	$(350)
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (“SMART” or the “Company”) are as of November 26, 2010 and August 27, 2010 and for the three months ended November 26, 2010 and November 27, 2009. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 26, 2011. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended August 27, 2010, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark and Irvine, California; Tewksbury (which has recently moved to Westford), Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. The financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) is included in the Company’s consolidated financial statements on a one month lag.
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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended
	November 26,	November 27,
	2010	2009

Service revenue, net	$10,486	$7,952
Cost of sales — service (1)	228,368	153,604

Gross billings for services	238,854	161,556
Product net sales	205,873	115,141

Gross billings to customers	$444,727	$276,697

Product net sales	$205,873	$115,141
Service revenue, net	10,486	7,952

Net sales	$216,359	$123,093

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 26, 2010 that are of significance, or potential significance, to the Company.
In January 2010, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company adopted the provisions of this ASU in fiscal 2011 and it did not have a material impact on its consolidated results of operations and financial condition.
In January 2010, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company adopted the provisions of this ASU in fiscal 2011 and it did not have a material impact on its consolidated results of operations and financial condition.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 in fiscal 2011 and it did not have a material impact on its consolidated results of operations and financial condition.
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-14 in fiscal 2011 and it did not have a material impact on its consolidated results of operations and financial condition.

NOTE 2 — Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and other types of equity awards, based on the grant date fair value of such share-based awards.
Total stock-based compensation expense for options, restricted share units and other awards recognized for the three months ended November 26, 2010 and November 27, 2009 was approximately $2.1 million and $1.6 million, respectively.
Stock Options
The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of November 26, 2010, there were 13,123,164 ordinary shares reserved for issuance under this plan, of which 2,422,266 ordinary shares represented the number of shares available for grant.
For stock options, excluding restricted share units and other awards, the stock-based compensation expense recognized for the three months ended November 26, 2010 and November 27, 2009 was approximately $1.3 million.
Option Exchange
During the fourth quarter of fiscal 2009, the Company’s shareholders approved an employee stock option exchange program (“Option Exchange”) to permit eligible employees (excluding named executive officers and directors) to exchange outstanding stock options with exercise prices equal to or greater than $4.20 per share, for new options under the Company’s Amended and Restated Stock Incentive Plan.
During the first quarter of fiscal 2010, the Company completed the employee stock option exchange program. On September 25, 2009, 2,449,645 of the 3,446,561 eligible options were tendered in exchange for 1,864,301 new options with a strike price of $5.38 per share. The newly granted replacement options were issued subject to a new two year vesting period.
The exchange of options in this Option Exchange was treated as a modification of the existing stock options for accounting purposes. Accordingly, unrecognized compensation expenses from the surrendered stock options are being recognized over the new service period of the newly granted options. There was no material incremental cost resulting from the Option Exchange.
Summary of Assumptions and Activity for Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended November 26, 2010 is a weighted average of the Company’s historical common stock volatility (80% weighting) together with the historical volatilities of the common stock of comparable publicly traded companies (20% weighting). The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest rate for the expected term of the options is based on the average U.S. Treasury yield curve at the end of the quarter. The following assumptions were used to value stock options:

	Three Months Ended
	November 26,	November 27,
	2010	2009
Stock options:
Expected term (years)	4.7	4.7
Expected volatility	76%	70%
Risk-free interest rate	1.53%	2.11%
Expected dividends	—	—

A summary of option activity as of and for the three months ended November 26, 2010, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at August 27, 2010	8,434	$4.39
Options granted	789	6.31
Options exercised	(280)	3.58
Options forfeited and cancelled	(167)	6.22

Options outstanding at November 26, 2010	8,776	$4.55	6.9	$14,946

Options exercisable at November 26, 2010	4,875	$4.04	5.7	$11,449

Options vested and expected to vest at November 26, 2010	8,432	$4.50	6.8	$14,758

The Black-Scholes weighted average fair value of options granted during the three months ended November 26, 2010 and November 27, 2009 was $3.82 and $2.47 per option, respectively. The total intrinsic value of employee stock options exercised during the three months ended November 26, 2010 and November 27, 2009 was approximately $1.0 million and $0.3 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
A summary of the status of the Company’s non-vested stock options as of November 26, 2010, and changes during the three months ended November 26, 2010, is presented below (shares in thousands):

		Weighted
		Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at August 27, 2010	3,739	$2.61
Stock options granted	789	$3.82
Vested stock options	(460)	$2.28
Forfeited and cancelled stock options	(167)	$3.42

Non-vested stock options at November 26, 2010	3,901	$2.86

As of November 26, 2010, there was approximately $10.4 million of total unrecognized compensation costs related to employee and independent director stock options. Such cost is expected to be recognized over the weighted average period of 2.4 years. The total fair value of shares vested during the three months ended November 26, 2010 was approximately $1.0 million.
Restricted Share Units (“RSUs”)
The Company’s equity incentive plan also provides for grants of RSUs, and, beginning with the first quarter of fiscal 2009, the Company began issuing performance-based and time-based RSUs.
The time-based RSUs vest over a period ranging from one year to four years and their fair value is determined by the closing price of the Company’s ordinary shares on the date of grant.
The Company has issued two types of performance-based RSUs, one based on an internal metric and the other based on an external metric, the Russell MicroCap index (IWC).
The performance-based RSUs containing an internal metric which were issued in fiscal 2009 would have vested in fiscal 2011 if the Company achieved its fiscal 2009 adjusted EBIT target as approved by the Board of Directors. In the first quarter of fiscal 2010, these performance-based RSUs were not awarded because the target was not met.
In the first and second quarters of fiscal 2010 and the first quarter of fiscal 2011, the Company issued performance-based RSUs that contained an external stock market index as a benchmark for performance (“market-based RSUs”). The number of market-based RSUs awarded will depend upon the Company’s stock performance compared to an external stock market index on a date three days before the date set for vesting. The ultimate number of market-based RSUs awarded will then vest three years after the grant date. The fair value of market-based RSUs is determined by using a Monte Carlo valuation model.

A summary of the changes in RSUs outstanding under the Company’s equity incentive plan during the three months ended November 26, 2010 is presented below (dollars and shares in thousands, except per share data):

		Weighted
		Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Awards outstanding at August 27, 2010	1,153	$5.25
Awards granted	862	7.05
Awards vested	(70)	5.09
Awards forfeited and cancelled	(21)	6.31

Awards outstanding at November 26, 2010	1,924	$6.09	$11,027

The stock-based compensation expense related to RSUs for the three months ended November 26, 2010 and November 27, 2009 was approximately $0.8 million and $0.3 million, respectively.
As of November 26, 2010, the Company had approximately $7.5 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures and cancellations, which will be recognized over a weighted average estimated remaining life of 2.4 years.
NOTE 3 — Goodwill and Other Intangible Assets, net
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the three months ended November 26, 2010 indicating that impairment may have occurred. As of November 26, 2010, the carrying value of goodwill on the Company’s unaudited condensed consolidated balance sheet was $1.1 million.
Currently, the Company operates in one reporting unit, one operating and reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various segments of the electronics industry. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two reporting units and two operating and reportable segments: the Memory, Display & Embedded Segment and the Adtron Segment. With the completion of the integration of Adtron into SMART during fiscal 2009, the Company has been operating in one operating and reportable segment since the beginning of fiscal 2010.
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
The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of November 26, 2010 and August 27, 2010 (in thousands):

			As of November 26, 2010		As of August 27, 2010
	Weighted	Value at
	Avg. Life	Date of	Accumulated	Carrying	Accumulated	Carrying
	(years)	Acquisition	Amortization	Value	Amortization	Value
Amortized intangible assets:
Customer relationships	10	$3,700	$1,018	$2,682	$925	$2,775
Technology	7	2,800	1,100	1,700	1,000	1,800
Company trade name	20	2,040	281	1,759	255	1,785
Leasehold interest	3	260	223	37	203	57
Product names	9	60	18	42	17	43

Total		$8,860	$2,640	$6,220	$2,400	$6,460

Amortization expense related to identifiable intangible assets totaled approximately $0.2 million and $0.3 million for the three months ended November 26, 2010 and November 27, 2009, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the remainder of fiscal 2011, the next four fiscal years and all years thereafter are as follows (in thousands):

Fiscal Year:	Amount
Remainder of fiscal 2011	$695
2012	879
2013	879
2014	879
2015	678
Thereafter	2,210

Total	$6,220

NOTE 4 — Net Income Per Share
Basic net income per ordinary share is calculated by dividing net income by the weighted average of ordinary shares outstanding during the period. Diluted net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options and vesting of RSUs computed using the treasury stock method.
The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	November 26,	November 27,
	2010	2009
Numerator:
Net income	$7,967	$4,582
Denominator:
Weighted average ordinary shares, basic	62,899	61,974
Effect of dilutive securities:
Stock options and RSUs	2,861	2,042

Weighted average ordinary shares, diluted	65,760	64,016

Net income per ordinary share, basic	$0.13	$0.07

Net income per ordinary share, diluted	$0.12	$0.07

The Company excluded 4,899,602 and 5,407,116 weighted shares from stock options and RSUs from the computation of diluted net income per share for the three months ended November 26, 2010 and November 27, 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
NOTE 5 — Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	November 26,	August 27,
	2010	2010
Raw materials	$38,518	$44,180
Work-in-process	16,577	13,309
Finished goods	48,369	54,614

Total inventories *	$103,464	$112,103

*	As of November 26, 2010 and August 27, 2010, 41% of total inventories represented inventory held under service arrangements.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	November 26,	August 27,
	2010	2010
Prepaid ICMS taxes in Brazil *	$2,708	$11,277
Indemnification receivable for ICMS assessment *	4,325	4,115
Prepayment for property and equipment taxes	2,585	2,122
Unbilled receivables	5,300	6,182
Receivable from subcontractor	1,745	3,594
Deferred and other income taxes	1,117	1,197
Other prepaid expenses and other current assets	4,545	5,001

Total prepaid expenses and other current assets	$22,325	$33,488

*	See Note 9 — Commitments and Contingencies.
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	November 26,	August 27,
	2010	2010
Office furniture, software, computers, and equipment	$5,703	$5,751
Manufacturing equipment	87,804	78,901
Leasehold improvements	19,098	18,317

	112,605	102,969
Less accumulated depreciation and amortization	63,426	56,748

Property and equipment, net	$49,179	$46,221

Depreciation expense totaled approximately $5.7 million and $3.3 million for the three months ended November 26, 2010 and November 27, 2009, respectively.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	November 26,	August 27,
	2010	2010
Prepaid ICMS taxes in Brazil *	$13,154	$6,358
Judicial deposit related to Brazil ICMS assessment *	4,325	4,115
Prepayment for property and equipment taxes	5,040	4,114
Deposits on property and equipment	2,385	3,076
Capitalized loan costs	538	637
Other	2,396	2,917

Total other non-current assets	$27,838	$21,217

*	See Note 9 — Commitments and Contingencies.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	November 26,	August 27,
	2010	2010
Accrued employee compensation	$9,623	$15,406
VAT and other transaction taxes payable	4,459	5,966
Income taxes payable	334	3,145
Accrued warranty reserve	1,085	732
Other accrued liabilities	5,677	4,069

Total accrued liabilities	$21,178	$29,318

NOTE 6 — Income Taxes
The provision for income tax expense is summarized as follows (in thousands):

	Three Months Ended
	November 26,	November 27,
	2010	2009
Current	$5,201	$4,728
Deferred	138	(11)

Total	$5,339	$4,717

Income (loss) before provision for income taxes for the three months ended November 26, 2010 and November 27, 2009, consisted of the following components (in thousands):

	Three Months Ended
	November 26,	November 27,
	2010	2009
U.S.	$(12,387)	$(4,263)
Non-U.S.	25,693	13,562

Total	$13,306	$9,299

The effective tax rates for the three months ended November 26, 2010 and November 27, 2009 were approximately 40% and 51%, respectively. The decrease in the effective tax rate for the three months ended November 26, 2010, as compared to the three months ended November 27, 2009, is primarily due to higher income taxed at lower tax rates being generated in non-U.S. tax jurisdictions, partially offset by an increase in losses in the U.S. that provide no tax benefit.
At November 26, 2010, the liability for uncertain tax positions was $0.2 million.
As of November 26, 2010, the Company evaluated its valuation allowance on deferred tax assets to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years. The Company has a cumulative loss for the U.S. in recent years and projects a tax loss for the U.S. in the current fiscal year and for the foreseeable future. A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets. As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets.
NOTE 7 — Indebtedness
On March 28, 2005, the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration under the Securities Act of 1933, as amended (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend on-going reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments. The Company was in compliance with such covenants as of November 26, 2010.
The Company incurred approximately $4.9 million in related debt issuance costs, the remaining portion of which is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. Except for the portion written off in connection with the repurchase discussed below, debt issuance costs related to the Notes are being amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the life of the Notes.
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem a portion of the outstanding Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired a portion of the Notes representing $26.2 million of aggregate principal for $25.0 million; at 95.5% of the principal or face amount. In connection with the repurchase, a gain of $1.2 million was recognized in other income (expense) in fiscal 2010, offset by a $0.4 million write-off of debt issuance costs. As of August 27, 2010, the aggregate principal amount of Notes that remained outstanding was $55.1 million. As of November 26, 2010, the fair value of the Notes that remained outstanding was estimated to be approximately $55.1 million.

The Company also has a senior secured credit facility in the amount of $35 million with Wells Fargo Bank. As of April 30, 2010, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers (the “Borrowers”), entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”), with the lenders identified therein (the “Lenders”) and Wells Fargo Bank, National Association, as the arranger, administrative agent and security trustee for the Lenders. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees are secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. The Company has not borrowed under the WF Credit Facility since November 2007 and had no borrowings outstanding as of November 26, 2010. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of November 26, 2010 and expects to be able to satisfy the financial covenants in the future, it may not meet the financial covenants or financial condition test during all periods before it expires on April 30, 2012 and therefore may not be able to borrow funds if and when it needs funds in the future.
NOTE 8 — Fair Value Measurements
Effective in the first quarter of fiscal 2010, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, for all non-financial assets and non-financial liabilities.
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

•
Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company does not have any assets or liabilities measured under Level 2.

•
Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any assets or liabilities measured under Level 3.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs	Significant
	Assets or	Corroborated by	Unobservable
	Liabilities	Market Data	Inputs
	Level 1	Level 2	Level 3	Total
Balances as of November 26, 2010:
Assets:
Cash	$76.5	$—	$—	$76.5
Money market funds	15.4	—	—	15.4
Certificates of deposit	1.0	—	—	1.0

Total assets measured at fair value (1)	$92.9	$—	$—	$92.9

Balances as of August 27, 2010:
Assets:
Cash	$45.7	$—	$—	$45.7
Money market funds	69.8	—	—	69.8

Total assets measured at fair value (1)	$115.5	$—	$—	$115.5

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheets.
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
The following table reconciles the changes in the Company’s accrued warranty reserve (in thousands):

Three Months Ended
November 26,
2010
Balance of accrual at August 27, 2010	$732
Settlement of warranty claims	(242)
Provision for product warranties	595

Balance of accrual at November 26, 2010	$1,085

Product warranty reserves are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
In addition to potential liability for warranties related to defective products, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from product defects as well as from any alleged infringement by its products of third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.
Technology Access and Development Agreements
During the first quarter of fiscal 2011, the Company entered into a strategic joint development project with a semiconductor company. On November 24, 2010, the Company signed a Technology Access Agreement (“TAA”) with this strategic partner which allowed the Company access to certain in-process technology as developed to date by the semiconductor company in order to accelerate the development of the Company’s solid state drives (“SSDs”). In connection with the TAA, the Company also entered into a development agreement under which the Company will compensate the semiconductor company for the development of this in-process technology into a commercially viable product. The total consideration to be paid by the Company to the semiconductor company under the access and development arrangements is $10 million, of which $7 million was paid on November 29, 2010 and the remaining $3 million will be paid in installments as milestones are achieved under the development agreement. The Company determined that the relative fair value of the technology access charge and the development agreement was approximately $7.5 million and $2.5 million, respectively based on the terms and conditions of the agreements and the expected future discounted cash flows of the SSD products.

In the first quarter of fiscal 2011, the Company recognized a technology access charge of $7.5 million associated with the TAA since the technological feasibility associated with this in-process technology had not yet been established and there were remaining development costs to be incurred to complete the development of this technology into a commercially viable product. In addition, the access and use of this in-process technology was restricted only to this development project and thus, there were no alternative future uses by the Company of this in-process technology. The Company also recognized research and development expenses of $1.2 million during the first quarter of fiscal 2011 associated with the development agreement, which represented the effort incurred by the semiconductor company under the development agreement during the three months ended November 26, 2010.
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
Tessera
On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against a subsidiary of the Company, as well as several other respondents. Tessera alleged that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977; 6,133,627; 5,663,106 and 6,458,681 (the “Asserted Patents”). On January 3, 2008, the ITC instituted an investigation entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation. On December 29, 2009, the ITC issued a Final Determination stating that there has been no violation of §337 of the Tariff Act, and that it had terminated the investigation. In the Final Determination, the ITC found no infringement by the Company’s subsidiary. As the ‘627 and ‘977 patents expired in September 2010, Tessera is only appealing the Final Determination as to the ‘106 patent. The Federal Circuit Court of Appeals will hear Tessera’s appeal on January 14, 2011.
Tessera also filed a parallel patent infringement claim in the Eastern District of Texas, Case No. 2:07-cv-534, alleging infringement of the same patents at issue in the ITC action. The district court action seeks an unspecified amount of damages and injunctive relief. The district court action has been stayed pending the completion of the ITC action.
The Company believes that it has meritorious defenses against Tessera’s allegations and that the likelihood of any material charge for this matter is not probable.
Ring Technology
On December 11, 2009, Ring Technology Enterprises of Texas, LLC (“Ring Technology”) filed a complaint in the Eastern District of Texas alleging infringement of United States Patent No. 6,879,526 entitled “Methods and Apparatus for Improved Memory Access” (the “‘526 patent”) by two of the Company’s subsidiaries as well as by several other respondents. Ring Technology alleges that the Company’s two subsidiaries have been and now are infringing, jointly infringing and/or contributing to the infringement of the ‘526 patent, by making, using, importing, offering for sale, and/or selling one or more devices having a memory device and a set of shift registers interconnected in series that shift data from the memory device from one shift register to the next in the set according to a shift frequency received from a clock signal. In particular, Ring has alleged that both FB-DIMM memory products and solid state drive (SSD) products are covered by one or more claims of the ‘526 patent. Ring Technology claims liability for infringement of the ‘526 patent pursuant to 35 U.S.C. §271 and seeks an unspecified amount of damages and injunctive relief. In February 2010, the Company’s subsidiaries answered the Ring Technology complaint and denied the allegations of infringement. The Company believes that it has valid defenses against all allegations and that the likelihood of any material charge for this matter is not probable.

Contingencies
Brazil ICMS Assessment
On October 3, 2008, the Company’s subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). The Company believes that the Assessment is subject to indemnification by Solectron to SMART pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron. The Company notified Solectron and Flextronics of the Assessment, and under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. The Company has been advised that the efforts to contest the Assessment in the administrative level have been unsuccessful and on June 16, 2010, the Company was notified that the last administrative appeal was not admitted, thereby exhausting all administrative appeals. The Company has also been advised by tax counsel that additional appeals can only be made in a judicial proceeding. In October 2010, the attorneys appointed by Flextronics filed a proceeding in the judicial sphere aiming at: (i) disputing the enforceability of the state legislation that is involved in the Assessment; and (ii) disputing the penalties against SMART Brazil.
As of November 26, 2010, the Company’s unaudited condensed consolidated balance sheet reflects both a liability for the Assessment and a corresponding indemnity receivable from Flextronics for approximately $4.3 million (or 7.4 million Brazilian Reais “BRL”). In November 2010, SMART Brazil received a correspondence from the tax collection division advising SMART Brazil of the conclusion of an administrative appeal contesting the Assessment. According to the government website where assessments are listed, the revised assessment amount was $5.5 million (or 9.3 million BRL). This revised amount includes interest on the tax, interest on the penalties, and attorney’s fees. The Company is currently reviewing the revised Assessment, but believes that the Assessment as revised is covered by the indemnity from Solectron and/or Flextronics discussed above and as such, it is not likely to have a material adverse effect on its cash flows, results of operations or financial condition. As of November 26, 2010, the Company has not recorded the incremental $1.2 million assessment in either the liability for the Assessment or as part of the corresponding indemnity receivable as the impact is only balance sheet. While the Company believes that the Assessment as revised is subject to the indemnity, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.
Prepaid ICMS Taxes in Brazil
Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. The Company was originally advised by tax counsel that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. In order to post the deposit, SMART Brazil instituted a judicial proceeding requesting an injunction which was granted on June 16, 2010. In connection with this injunction, on June 17, 2010, SMART Brazil made a judicial deposit in the amount of the Assessment at that time which totaled $4.1 million (or 7.2 million BRL). This deposit had an adverse impact on the Company’s cash flow. As of November 26, 2010, the judicial deposit balance increased to $4.3 million (or 7.4 million BRL) and is classified in other non-current assets in the accompanying unaudited condensed consolidated balance sheet.
On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes upon imports. The payment of ICMS generates tax credits that may be used to offset ICMS generated from sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. Although the renewal has been granted, there was no refund of ICMS tax credits that accumulated during the period the Company was waiting for the renewal.
As of November 26, 2010, the total amount of accumulated ICMS tax credits reported on the Company’s unaudited condensed consolidated balance sheet was $15.9 million (or 27.0 million BRL), with $2.7 million (or 4.6 million BRL) under other current assets and $13.2 million (or 22.4 million BRL) under other non-current assets. It is expected that $2.7 million of the excess ICMS credits will be recovered during the next twelve months, with the remainder of $13.2 million being recovered primarily in fiscal 2012 and 2013. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the inter-state mix of sales, the timing of fixed asset purchases and the amount of semiconductor component imports. These expectations are based on various estimates including the mix of products and regions where the Company’s sales will occur. If these estimates or the mix of products or regions vary, it could take longer than expected to fully recover the ICMS credits accumulated to date, resulting in a reclassification of ICMS credits from current to non-current, or vice versa. The accumulation of the excess credits had an adverse impact on the Company’s cash flow and there can be no absolute assurance that the ICMS credits will be fully utilized. While the Company has notified Solectron and Flextronics that losses, including interest and foreign exchange losses related to the delay in receiving the renewal of the ICMS benefit, are also subject to their indemnity obligations, Flextronics has repudiated this claim and there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard. The Company has not recorded any receivable from Flextronics for the indemnity of these losses.

NOTE 10 — Segment and Geographic Information
The Company currently operates in one operating segment: the design, manufacture, and sale of electronic subsystem products and services to the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, the Company had categorized its products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. However, with the completion of the Adtron integration into SMART during fiscal 2009, the Company has been operating in one segment since the beginning of fiscal 2010.
A summary of the Company’s net sales and property and equipment by geographic area, as well as net sales by type is as follows (in thousands):

	Three Months Ended
	November 26,	November 27,
	2010	2009
Geographic net sales:
U.S.	$48,213	$43,104
Brazil	119,408	44,005
Asia	37,446	24,892
Europe	6,548	8,630
Other Americas	4,744	2,462

	$216,359	$123,093

	November 26,	August 27,
	2010	2010
Property and equipment, net:
U.S.	$6,219	$6,298
Brazil	34,868	32,175
Malaysia	8,038	7,705
Other	54	43

	$49,179	$46,221

NOTE 11 — Major Customers
A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of each fiscal period of 10% or more of total net accounts receivable, are as follows:

	Three Months Ended
	November 26,	November 27,
	2010	2009
Customer A	21%	23%
Customer B	14%	18%
Customer C	16%	12%
As of November 26, 2010, approximately 38%, 22% and 9% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 27, 2010, approximately 42%, 26% and 9% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE 12 — Other Income, net
Other income consisted of the following (in thousands):

	Three Months Ended
	November 26,	November 27,
	2010	2009
Foreign currency gains (losses)	$133	$(50)
Gain on early repayment of long-term debt	—	1,178
Other income	417	164

Total	$550	$1,292

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements as these are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 27, 2010 filed with the SEC on November 3, 2010 as revised in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q below. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Generally, increases in overall demand by end users for, and increases in memory or storage content in products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand should have a negative effect on our business, financial condition and results of operations. Generally, declines in DRAM pricing, such as we are currently experiencing, reduce our sales and gross profit margins particularly in our operations in Brazil due to on-hand inventory purchased when prices were higher, and conversely, increases in DRAM pricing have the opposite effect. We cannot predict when DRAM price declines will occur, how severe the declines will be and for how long the periods of decline will last and conversely, we cannot predict when DRAM price increases will occur, by how much they will increase or for how long the periods of increase will last. In a declining DRAM pricing environment, our specialty memory business outside of Brazil can also be adversely impacted when customers slow their purchases and reduce inventory as there is usually excess product availability and customers wait to see if prices on these products will decline. We are somewhat insulated from volatility in DRAM pricing on our specialty memory products because a substantial portion of this business involves legacy DRAM which has less price volatility. In addition, the specialty modules that we sell to our customers incorporate DRAM components acquired at market prices and include substantial value added features such as custom or semi-custom design, thermal analysis, unique testing, application integration, signal integrity analysis, different form factors and high density packaging, which also results in less price volatility.

Our business was originally founded in 1988 as SMART Modular Technologies, Inc. (“SMART Modular”) and SMART Modular became a publicly traded company in 1995. Subsequently, SMART Modular was acquired by Solectron Corporation (“Solectron”) in 1999 and operated as a subsidiary of Solectron. In April 2004, a group of investors led by TPG, Francisco Partners and Shah Capital Partners acquired SMART Modular from Solectron (the “Acquisition”), at which time we began to operate our business as an independent company under the name SMART Modular Technologies (WWH), Inc. incorporated under the laws of the Cayman Islands. In February 2006, SMART again became a publicly traded company.
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
We currently operate in one reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various sectors of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In fiscal 2008 and 2009, we had categorized our products and services into the following two business segments, the Memory, Display & Embedded Segment and the Adtron Segment. With the completion of the integration of Adtron into SMART during fiscal 2009, we have been operating in one segment since the beginning of fiscal 2010. In April 2010, we sold our display business for net proceeds of $2.2 million and incurred a loss of $0.5 million in the third quarter of fiscal 2010. Management’s decision to exit display and embedded products was based on a determination that the market for these products was not scalable to significant revenue growth by the Company. These non-core product lines accounted for only three percent or less of net sales for each of the five fiscal quarters prior to the sale of the display business and therefore we do not believe that exiting these product lines had a material impact on our sales, operating results or our financial condition. We concluded that the display business was a business component that did not require separate reporting of its activities under discontinued operations.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, commissions and benefits, facilities and non-manufacturing equipment costs, allowances for bad debt, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees.

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
The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended
	November 26,	November 27,
	2010	2009

Service revenue, net	$10,486	$7,952
Cost of sales — service (1)	228,368	153,604

Gross billings for services	238,854	161,556
Product net sales	205,873	115,141

Gross billings to customers	$444,727	$276,697

Product net sales	$205,873	$115,141
Service revenue, net	10,486	7,952

Net sales	$216,359	$123,093

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Accounts Receivable
We evaluate the collectability of accounts receivable based on several factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. Increases to the allowance for sales returns or credits are offset against the revenue. Increases to the allowance for bad debt are recorded as a component of general and administrative expenses. For all other customer accounts receivable, we record an allowance for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment, and historical experience.
As a result of the macroeconomic environment and associated credit market conditions, both liquidity and access to capital have impacted some of our customers. We have continued to closely monitor our credit exposure with our customers to anticipate exposures and manage our risk.

Inventory Valuation
We evaluate our inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust the carrying values to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to sell such inventory. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had material inventory write-downs in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future.
Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. When necessary, a valuation allowance is recorded or reduced to value tax assets to amounts expected to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. U.S. income and foreign withholding taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely.
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
The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. We recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not, in our judgment, more likely than not that the position will be sustained, we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues, and commencement of new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
Stock-Based Compensation
We account for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires us to recognize expenses in our statement of operations related to all share-based payments, including grants of stock options and RSUs, based on the grant date fair value of such share-based awards. The key assumptions used in valuing share-based awards are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations
The following is a summary of our results of operations for the three months ended November 26, 2010 and November 27, 2009 (in millions):

	Three Months Ended (1)
	November 26,	% of	November 27,	% of
	2010	sales	2009	sales

Net sales	$216.4	100%	$123.1	100%
Cost of sales	172.4	80%	94.3	77%

Gross profit	44.0	20%	28.8	23%

Research and development	8.2	4%	5.7	5%
Selling, general and administrative	14.8	7%	13.4	11%
Technology access charge	7.5	3%	—	—

Total operating expenses	30.5	14%	19.1	16%

Income from operations	13.5	6%	9.7	8%
Interest expense, net	(0.7)	0%	(1.7)	-1%
Other income, net	0.6	0%	1.3	1%

Total other expense	(0.2)	0%	(0.4)	0%

Income before provision for income taxes	13.3	6%	9.3	8%
Provision for income taxes	5.3	2%	4.7	4%

Net income	$8.0	4%	$4.6	4%

(1)	Summations may not compute precisely due to rounding.
Three Months Ended November 26, 2010 as Compared to the Three Months Ended November 27, 2009
Net Sales
Net sales for the three months ended November 26, 2010 were $216.4 million, a 76% increase from $123.1 million for the three months ended November 27, 2009. This increase was primarily due to considerable strength in PC and notebook end-user demand in Brazil and increased demand for our solid state storage products. Strategic investments in increased capacity at our Brazil operations enabled us to meet strong end-user demand by substantially increasing volume. Our solid state storage business also grew significantly due to increased demand for our embedded flash drives and defense products. The increase in net sales was partially offset by decreased net sales from display and embedded computing products, which we exited in the third quarter of fiscal 2010. We expect net sales to decrease in the second quarter of fiscal 2011 given the substantial decline in DRAM prices that has occurred and is expected to continue for the balance of the second quarter of fiscal 2011.
Cost of Sales
Cost of sales for the three months ended November 26, 2010 was $172.4 million, an 83% increase from $94.3 million for the three months ended November 27, 2009. The increase in cost of sales was primarily due to a $71.8 million increase in the cost of products resulting from the increase in net sales as discussed above. In addition, our factory overhead and other components of cost of sales increased by $6.2 million, primarily due to increased volume, especially in Brazil, as well as higher payroll and other employee-related expenses due to a 7% increase in our production headcount and the restoration of salaries to U.S. employees in January 2010 that were temporarily reduced during portions of fiscal 2009 and 2010. In addition, we had increased depreciation expense of $2.1 million due to our continued capital investment to expand capacity primarily in Brazil.
Gross Profit
Gross profit for the three months ended November 26, 2010 was $44.0 million, a 53% increase from $28.8 million for the three months ended November 27, 2009. The increase in gross profit was primarily due to higher net sales as explained above.
Gross profit percentage decreased to 20% for three months ended November 26, 2010 down from 23% for the three months ended November 27, 2009. The decrease in gross profit percentage was primarily due to increased cost of products as a percentage of net sales resulting from decreased DRAM pricing which reduces our selling prices, offset by increased end-user demand and improved manufacturing utilization. In addition, while there was increased end-user demand leading to increased net sales, gross profit percentage was also negatively impacted by an unfavorable mix of products sold during the period. Given the continuing decline in DRAM prices, we expect our gross profit percentage to decrease as a percentage of sales in the second quarter of fiscal 2011.

Research and Development Expenses
Research and development (“R&D”) expenses for the three months ended November 26, 2010 were $8.2 million, a 44% increase from $5.7 million for the three months ended November 27, 2009. This increase was primarily due to increased spending on development of enterprise SSDs, which included $1.2 million of R&D expenses incurred under a development agreement with a strategic partner, as well as higher payroll and other employee-related expenses due to a 21% increase in R&D headcount and the restoration of salaries to U.S. employees in January 2010 that were temporarily reduced during portions of fiscal 2009 and 2010. During the balance of fiscal 2011, we expect to further increase R&D spending on enterprise SSDs and to initiate spending on our recently announced corporate R&D center in Brazil.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended November 26, 2010 were $14.8 million, a 10% increase from $13.4 million for the three months ended November 27, 2009. Sales and marketing expenses increased by $0.5 million primarily due to higher commissions resulting from the growth in sales. General and administrative expenses increased $1.0 million primarily due to increased payroll and other employee-related expenses resulting from the restoration of salaries to U.S. employees (including named executive officers) in January 2010 that were temporarily reduced during portions of fiscal 2009 and 2010, as well as increased stock-based compensation expense.
Technology Access Charge
A one-time technology access charge of $7.5 million for the three months ended November 26, 2010 was incurred to gain access to in-process technology in order to accelerate our development of enterprise SSDs. Please refer to Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
Interest Expense, net
Net interest expense for the three months ended November 26, 2010 was $0.7 million compared to $1.7 million for the three months ended November 27, 2009. The decrease in net interest expense was primarily due to a $1.2 million decrease in interest expense resulting from lower outstanding long-term debt, partially offset by a $0.2 million decrease in interest income due to lower interest rates and lower amounts on deposit.
Other Income, net
Other income, net for the three months ended November 26, 2010 was $0.6 million compared to $1.3 million for the three months ended November 27, 2009. This decrease was largely due to a $1.2 million gain on the repurchase of a portion of our long-term debt during the three months ended November 27, 2009, offset by foreign currency transaction gains mainly from our Brazil operations during the three months ended November 26, 2010.
Provision for Income Taxes
The effective tax rates for the three months ended November 26, 2010 and November 27, 2009 were approximately 40% and 51%, respectively. The decrease in tax rate for the three months ended November 26, 2010, as compared to the three months ended November 27, 2009 is primarily due to higher income taxed at lower tax rates being generated in non-U.S. tax jurisdictions, partially offset by an increase in losses in the U.S. that provided no tax benefit.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our senior secured floating rate notes that remain outstanding. We also have an unutilized senior secured line of credit facility available. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense. Cash and cash equivalents consist of funds held in demand deposit accounts, money market funds and certificates of deposit.
Debt Service
As of November 26, 2010, we had total long-term indebtedness of $55.1 million, which represents the aggregate principal amount outstanding under the Notes (defined below) that remain outstanding.
Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes”). As of November 26, 2010, the Notes bear an interest rate of 6.03%, which is equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The interest rate is reset quarterly. The guarantees are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of our and most of our subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of November 26, 2010.

Senior Secured Revolving Line of Credit Facility. The Company has a senior secured credit facility in the amount of $35 million with Wells Fargo Bank. On April 30, 2010, the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”) was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers (the “Borrowers”), and Wells Fargo Bank, National Association, as arranger, administrative agent and security trustee for the Lenders named therein. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees are secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of November 26, 2010 and expects to be able to satisfy such financial covenants in the future, we may not meet the financial covenants during all periods. If we do not meet the financial covenants or financial condition test, we will be in default of the WF Credit Facility and, among other things, we will be unable to borrow under the WF Credit Facility if and when we need the funds in the future. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of November 26, 2010.
Capital Expenditures
We expect that future capital expenditures will primarily focus on our Brazil operations, establishing our corporate research and development center in Brazil, manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades. The WF Credit Facility contains restrictions on our ability to make capital expenditures. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the WF Credit Facility will be adequate to implement our current plans.
Sources and Uses of Funds
On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem a portion of the outstanding Notes. On October 22, 2009, using available cash, we repurchased and retired $26.2 million of aggregate principal amount of Notes for $25.0 million; at 95.5% of the principal or face amount. As of November 26, 2010, the aggregate principal amount under the Notes that remain outstanding was $55.1 million which is due April 2012. We may, however, repurchase additional Notes prior to this maturity.
In Brazil, an ICMS Special Ruling tax benefit received from the Sao Paulo State tax authorities expired on March 31, 2010. Even though we filed a timely application for renewal with the appropriate authorities on January 27, 2010, the renewal was not received until August 4, 2010. As a result, starting on April 1, 2010, we began accruing excess ICMS credits. On June 22, 2010, the Sao Paulo tax authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling to continue utilizing the benefit until a final conclusion on the renewal request was rendered. For the period April 1, 2010 through June 22, 2012, SMART Brazil was required to pay ICMS taxes on imports for which we received tax credits. As of November 26, 2010, we had a balance of $15.9 million (or 27.0 million BRL) of ICMS credits which will be recovered over a period of time. It is expected that $2.7 million (or 4.6 million BRL) of the ICMS credits will be recovered during the next twelve months, with the remainder of $13.2 million (or 22.4 million BRL) being recovered primarily in fiscal 2012 and 2013. On June 17, 2010, we also made a judicial deposit in the amount of $4.1 million (or 7.2 million BRL) related to the contest of an ICMS assessment in Brazil. Please refer to Contingencies under Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for more details.
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
From fiscal 2004 through fiscal 2009, our annual capital expenditures were 3% or less of net sales. In fiscal 2010, our capital expenditures were 4% of net sales due to capacity expansion and the initiation of flash packaging for the consumer market in Brazil. In fiscal 2011, we expect our capital expenditures to be approximately 4% of net sales primarily due to our Brazil operations, establishing our corporate research and development center in Brazil, manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades.
From time to time, we may explore financing options in order to fund cash flow requirements for internal growth, to repay existing indebtedness, and/or to fund any future acquisitions. This additional funding could include additional share issuances and/or debt financing or a combination thereof. There can be no assurance that additional funding will be available to us on acceptable terms or at all.

Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities. As of November 26, 2010, our cash and cash equivalents were $92.9 million.
Cash Flows from Operating Activities. Net cash used in operating activities of $16.2 million for the three months ended November 26, 2010 was primarily comprised of $33.1 million from changes in our operating assets and liabilities, offset by $8.0 million of net income and $8.9 million of non-cash related expenses. The $33.1 million change in operating assets and liabilities includes cash used for a decrease in accounts payable of $68.4 million and a decrease in accrued liabilities of $7.4 million. The decrease in accounts payable was primarily due to reduced inventory purchases, including logistics, as well as more early payment discounts taken during the period. This was partially offset by cash generated from a reduction in accounts receivable of $29.4 million, an inventory decrease of $9.3 million and a decrease in prepaid expenses and other assets of $4.1 million. The reduction in accounts receivable was mostly due to improved collections. In addition, both the accounts receivable and inventory decreases were related to decreased gross sales during the period. The decrease in prepaid expenses and other assets was primarily due to decreased non-trade receivables.
Net cash provided by operating activities of $7.7 million for the three months ended November 27, 2009 was primarily comprised of $4.6 million of net income and $4.7 million of non-cash related expenses, offset by a $1.6 million change in our net operating assets and liabilities. The $1.6 million change in operating assets and liabilities was comprised of cash used for an inventory increase of $14.6 million and an increase in prepaid expenses and other current assets of $2.7 million, partially offset by cash generated from an accounts receivable decrease of $4.7 million, increases in accounts payable of $8.1 million and an increase in accrued liabilities of $3.0 million.
Cash Flows from Investing Activities. Net cash used in investing activities of $7.5 million for the three months ended November 26, 2010 was primarily due to purchases of $8.2 million in property and equipment, partially offset by lower cash deposits on equipment of $0.7 million. Net cash used in investing activities of $2.9 million for the three months ended November 27, 2009 was primarily due to purchases of $1.4 million in property and equipment and cash deposits on equipment of $1.6 million.
Cash Flows from Financing Activities. Net cash provided by financing activities of $1.0 million for the three months ended November 26, 2010 was due to proceeds from ordinary share issuances through option exercises. Net cash used in financing activities of $24.8 million for the three months ended November 27, 2009 was primarily due to $25.0 million used for the partial repurchase of the Notes, partially offset by $0.2 million provided by proceeds from ordinary share issuances through option exercises.
Contractual Obligations
There have been no material changes to contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended August 27, 2010.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt of $55.1 million under the Notes that remain outstanding as of November 26, 2010. Although we did not have any balances outstanding as of November 26, 2010 under our WF Credit Facility, this facility provides for borrowings of up to $35 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year.

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
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 27, 2010 that was filed on November 3, 2010, except for the risk factors below which have been updated as follows:
Declines in memory component prices and our selling prices may result in declines in our net sales and gross profit and could have a material adverse affect on our business, our results of operations and our financial condition.
Our industry is highly competitive and characterized by historical declines in selling prices. Our selling prices may decline due to several factors including general declines in demand for our products, and/or excess supply of DRAM and flash memory components as a result of overcapacity caused by increased manufacturing efficiencies, new manufacturing processes and/or manufacturing capacity expansions by component suppliers. In the past, transitions to smaller design geometries and other factors causing overcapacity in memory markets have also led to significant increases in the worldwide supply of memory components. If not accompanied by increases in demand, supply increases usually result in significant declines in component prices which in turn lead to declines in the selling prices of our products. Moreover, even if end-user demand is strong, the fall in global DRAM prices can still cause selling prices to decline and can also have a negative impact on our gross profit margins, particularly in Brazil. We cannot predict when DRAM price declines will occur, how severe the declines will be and for how long the periods of decline will last and conversely, we cannot predict when DRAM price increases will occur, by how much they will increase or for how long the periods of increase will last. During periods of price erosion, our net sales may decline if we do not increase sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in our selling prices. Efforts to increase sales or to introduce new products to offset the impact of declines in selling prices may not be successful. Periods of price declines can also cause customers to reduce purchases as they consume and reduce their inventory while waiting for lower prices when there is abundant availability of product. Furthermore, our competitors and customers regularly impose significant pricing pressures on us. Additionally, overall market factors may adversely affect product prices. These declines in selling prices and their impact on purchasing practices have in the past and may again in the future, have a material adverse effect on our business, our results of operations and our financial condition. Declines in prices could also affect the valuation of our inventory which could result in inventory write-downs and could harm our business, our results of operations and our financial condition. Declines in selling prices might also enable OEMs to preinstall higher density memory modules into new systems at existing price points thereby reducing the demand for future memory upgrades and reducing demand for our products. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining selling prices.
Worldwide political conditions, armed conflicts and threats of terrorist attacks may adversely affect our operations and demand for our products.
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
Also, any armed conflicts around the world, including current tensions and/or hostilities in the Korean Peninsula, could have a substantial impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could also have a negative impact on our business. More generally, various events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and the worldwide economies.
Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

10.38	Severance and Change of Control Agreement for Iain MacKenzie, dated December 10, 2010
10.39	Severance and Change of Control Agreement for Barry Zwarenstein, dated December 10, 2010
10.40	Severance and Change of Control Agreement for Alan Marten, dated December 10, 2010
10.41	Severance and Change of Control Agreement for Wayne Eisenberg, dated December 10, 2010
10.42	Severance and Change of Control Agreement for John Moyer, dated December 10, 2010
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SMART MODULAR TECHNOLOGIES (WWH), INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, SMART Modular Technologies (WWH), Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.
By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BARRY ZWARENSTEIN
	Name:	Barry Zwarenstein
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: January 4, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.38	Severance and Change of Control Agreement for Iain MacKenzie, dated December 10, 2010
10.39	Severance and Change of Control Agreement for Barry Zwarenstein, dated December 10, 2010
10.40	Severance and Change of Control Agreement for Alan Marten, dated December 10, 2010
10.41	Severance and Change of Control Agreement for Wayne Eisenberg, dated December 10, 2010
10.42	Severance and Change of Control Agreement for John Moyer, dated December 10, 2010
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002