Form 10-Q
period 2011-02-25
SMART Modular Technologies (WWH), Inc.
filed 2011-04-01
CIK 1326973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of March 28, 2011: 63,481,863.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 25,	August 27,
	2011	2010
	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$134,426	$115,474
Accounts receivable, net of allowances of $1,863 and $1,660 as of February 25, 2011 and August 27, 2010, respectively	184,724	208,377
Inventories	96,087	112,103
Prepaid expenses and other current assets	29,108	33,488

Total current assets	444,345	469,442
Property and equipment, net	52,996	46,221
Other non-current assets	26,066	21,217
Other intangible assets, net	5,980	6,460
Goodwill	1,061	1,061

Total assets	$530,448	$544,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$118,840	$151,885
Accrued liabilities	24,649	29,318

Total current liabilities	143,489	181,203
Long-term debt	55,072	55,072
Other long-term liabilities	6,225	4,546

Total liabilities	204,786	240,821

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 63,382,037 and 62,740,650 shares issued and outstanding as of February 25, 2011 and August 27, 2010, respectively	11	10
Additional paid-in capital	124,892	118,123
Accumulated other comprehensive income	18,832	11,658
Retained earnings	181,927	173,789

Total shareholders’ equity	325,662	303,580

Total liabilities and shareholders’ equity	$530,448	$544,401

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net sales	$170,549	$160,110	$386,908	$283,203
Cost of sales (1)	142,024	118,097	314,374	212,424

Gross profit	28,525	42,013	72,534	70,779

Operating expenses:
Research and development (1)	7,852	5,219	16,012	10,949
Selling, general and administrative (1)	15,169	14,331	30,017	27,697
Restructuring charges	2,831	—	2,831	—
Technology access charge	—	—	7,534	—

Total operating expenses	25,852	19,550	56,394	38,646

Income from operations	2,673	22,463	16,140	32,133
Interest expense, net	(230)	(1,163)	(941)	(2,826)
Other income, net	285	3,225	835	4,517

Total other income (expense)	55	2,062	(106)	1,691

Income before provision for income taxes	2,728	24,525	16,034	33,824
Provision for income taxes	2,557	8,433	7,896	13,150

Net income	$171	$16,092	$8,138	$20,674

Net income per share, basic	$0.00	$0.26	$0.13	$0.33

Net income per share, diluted	$0.00	$0.25	$0.12	$0.32

Shares used in computing net income per ordinary share	63,178	62,211	63,039	62,092

Shares used in computing net income per diluted share	66,087	65,010	65,923	64,513

(1) Stock-based compensation by category:

Cost of sales	$223	$162	$461	$319
Research and development	398	307	784	604
Selling, general and administrative	1,627	1,370	3,148	2,562
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
	(In thousands)

Net income	$171	$16,092	$8,138	$20,674
Other comprehensive income:
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	—	513	—	988
Foreign currency translation	2,630	(6,465)	7,174	(1,094)

Comprehensive income	$2,801	$10,140	$15,312	$20,568

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 25, 2011	February 26, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$8,138	$20,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,483	7,525
Stock-based compensation	4,393	3,485
Provision for (recovery of) doubtful accounts receivable and sales returns	203	(711)
Amortization of debt issuance costs	199	722
(Gain) loss on sale of assets	511	(3)
Deferred income tax provision	286	—
Gain on early repayment of long-term debt	—	(1,178)
Changes in operating assets and liabilities:
Accounts receivable	24,032	(50,406)
Inventories	17,085	(27,825)
Prepaid expenses and other assets	(3,990)	(4,932)
Accounts payable	(31,042)	48,317
Accrued expenses and other liabilities	(2,343)	9,249

Net cash provided by operating activities	28,955	4,917

Cash flows from investing activities:
Capital expenditures	(12,342)	(7,991)
Cash deposits on equipment	(623)	(2,107)
Proceeds from sale of property and equipment	—	276

Net cash used in investing activities	(12,965)	(9,822)

Cash flows from financing activities:
Repayment of long-term debt	—	(25,000)
Proceeds from issuance of ordinary shares from stock option exercises	2,377	663

Net cash provided by (used in) financing activities	2,377	(24,337)

Effect of exchange rate changes on cash and cash equivalents	585	259

Net increase (decrease) in cash and cash equivalents	18,952	(28,983)
Cash and cash equivalents at beginning of period	115,474	147,658

Cash and cash equivalents at end of period	$134,426	$118,675

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$1,653	$2,866
Taxes	11,483	11,311
Non-cash activities information:
Change in indemnification receivable and payable for ICMS assessment	$1,336	$—
Change in fair value of derivative instruments	—	(755)
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (“SMART” or the “Company”) are as of February 25, 2011 and August 27, 2010 and for the three and six months ended February 25, 2011 and February 26, 2010. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 26, 2011. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended August 27, 2010, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark and Irvine, California; Westford, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. The financial information for one of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) is included in the Company’s consolidated financial statements on a one month lag.
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
Product and Service Revenue
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title of the goods. All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of sales. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of income.
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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010

Service revenue, net	$9,586	$9,790	$20,072	$17,742
Cost of sales — service (1)	252,955	211,390	481,323	364,994

Gross billings for services	262,541	221,180	501,395	382,736
Product net sales	160,963	150,320	366,836	265,461

Gross billings to customers	$423,504	$371,500	$868,231	$648,197

Product net sales	$160,963	$150,320	$366,836	$265,461
Service revenue, net	9,586	9,790	20,072	17,742

Net sales	$170,549	$160,110	$386,908	$283,203

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 25, 2011 that are of significance, or potential significance, to the Company.
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
Total stock-based compensation expense for options, restricted share units and other awards recognized for the three months ended February 25, 2011 and February 26, 2010 was approximately $2.2 million and $1.8 million, respectively. Total stock-based compensation expense for options, restricted share units and other awards recognized for the six months ended February 25, 2011 and February 26, 2010 was approximately $4.4 million and $3.5 million, respectively.
Stock Options
The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of February 25, 2011, there were 12,831,334 ordinary shares reserved for issuance under this plan, of which 2,467,687 ordinary shares represented the number of shares available for grant.
For stock options, excluding restricted share units and other awards, the stock-based compensation expense recognized for the three months ended February 25, 2011 and February 26, 2010 was approximately $1.4 million for each period. For stock options, excluding restricted share units and other awards, the stock-based compensation expense recognized for the six months ended February 25, 2011 and February 26, 2010 was approximately $2.7 million for each period.
Summary of Assumptions and Activity for Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the six months ended February 25, 2011 is based on the Company’s historical common stock volatility, compared to prior periods when the Company used a weighted average of the Company’s historical common stock volatility (80% weighting) together with the historical volatilities of the common stock of comparable publicly traded companies (20% weighting). The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest rate for the expected term of the options is based on the average U.S. Treasury yield curve at the end of the quarter. The following assumptions were used to value stock options:

	Six Months Ended
	February 25,	February 26,
	2011	2010
Stock options:
Expected term (years)	4.7	4.7
Expected volatility	81%	78%
Risk-free interest rate	2.16%	2.33%
Expected dividends	—	—

A summary of option activity as of and for the six months ended February 25, 2011 is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at August 27, 2010	8,434	$4.39
Options granted	892	6.34
Options exercised	(571)	4.16
Options forfeited and cancelled	(327)	6.70

Options outstanding at February 25, 2011	8,428	$4.52	6.56	$23,193

Options exercisable at February 25, 2011	5,000	$4.03	5.51	$16,746

Options vested and expected to vest at February 25, 2011	8,140	$4.47	6.47	$22,807

The Black-Scholes weighted average fair value of options granted during the three months ended February 25, 2011 and February 26, 2010 was $4.17 and $4.59 per option, respectively. The Black-Scholes weighted average fair value of options granted during the six months ended February 25, 2011 and February 26, 2010 was $3.86 and $2.69 per option, respectively. The total intrinsic value of employee stock options exercised during the six months ended February 25, 2011 and February 26, 2010 was approximately $1.6 million and $1.9 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.
A summary of the status of the Company’s non-vested stock options as of February 25, 2011, and changes during the six months ended February 25, 2011, is presented below (shares in thousands):

		Weighted
		Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at August 27, 2010	3,739	$2.61
Stock options granted	892	$3.86
Vested stock options	(877)	$2.16
Forfeited and cancelled stock options	(327)	$3.89

Non-vested stock options at February 25, 2011	3,428	$2.93

As of February 25, 2011, there was approximately $9.2 million of total unrecognized compensation costs related to employee and independent director stock options. Such cost is expected to be recognized over the weighted average period of 2.4 years. The total fair value of shares vested during the six months ended February 25, 2011 was approximately $1.9 million.
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

A summary of the changes in RSUs outstanding under the Company’s equity incentive plan during the six months ended February 25, 2011 is presented below (dollars and shares in thousands, except per share data):

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	FairValue	Value
Awards outstanding at August 27, 2010	1,153	$5.25
Awards granted	895	7.01
Awards vested	(70)	5.09
Awards forfeited and cancelled	(42)	6.43

Awards outstanding at February 25, 2011	1,936	$6.42	$13,650

The stock-based compensation expense related to RSUs for the three months ended February 25, 2011 and February 26, 2010 was approximately $0.9 million and $0.5 million, respectively. The stock-based compensation expense related to RSUs for the six months ended February 25, 2011 and February 26, 2010 was approximately $1.7 million and $0.8 million, respectively.
As of February 25, 2011, the Company had approximately $6.8 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures and cancellations, which will be recognized over a weighted average estimated remaining life of 2.1 years.
NOTE 3 — Goodwill and Other Intangible Assets, net
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the fiscal quarter ended February 25, 2011 indicating that impairment may have occurred. As of February 25, 2011, the carrying value of goodwill on the Company’s unaudited condensed consolidated balance sheet was $1.1 million.
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
The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of February 25, 2011 and August 27, 2010 (in thousands):

	Weighted	Value at	As of February 25, 2011		As of August 27, 2010
	Avg. Life	Date of	Accumulated	Carrying	Accumulated	Carrying
	(years)	Acquisition	Amortization	Value	Amortization	Value
Amortized intangible assets:
Customer relationships	10	$3,700	$1,110	$2,590	$925	$2,775
Technology	7	2,800	1,200	1,600	1,000	1,800
Company trade name	20	2,040	306	1,734	255	1,785
Leasehold interest	3	260	244	16	203	57
Product names	9	60	20	40	17	43

Total		$8,860	$2,880	$5,980	$2,400	$6,460

Amortization expense related to identifiable intangible assets totaled approximately $0.2 million and $0.3 million for the three months ended February 25, 2011 and February 26, 2010, respectively and $0.5 million for both six-month periods ended February 25, 2011 and February 26, 2010. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

Estimated amortization expenses of these intangible assets for the remainder of fiscal 2011, the next four fiscal years and all years thereafter are as follows (in thousands):

Fiscal Year:	Amount
Remainder of fiscal 2011	$455
2012	879
2013	879
2014	879
2015	678
Thereafter	2,210

Total	$5,980

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
The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
Numerator:
Net income	$171	$16,092	$8,138	$20,674
Denominator:
Weighted average ordinary shares, basic	63,178	62,211	63,039	62,092
Effect of dilutive securities:
Stock options and RSUs	2,909	2,799	2,884	2,421

Weighted average ordinary shares, diluted	66,087	65,010	65,923	64,513

Net income per ordinary share, basic	$0.00	$0.26	$0.13	$0.33

Net income per ordinary share, diluted	$0.00	$0.25	$0.12	$0.32

The Company excluded 3,926,619 and 4,169,503 weighted shares from stock options and RSUs from the computation of diluted net income per share for the three and six months ended February 25, 2011, respectively, as the effect of their inclusion would have been anti-dilutive. The Company excluded 4,134,283 and 4,646,930 weighted shares from stock options and RSUs from the computation of diluted net income per share for the three and six months ended February 26, 2010, respectively, as the effect of their inclusion would have been anti-dilutive.
NOTE 5 — Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	February 25,	August 27,
	2011	2010
Raw materials	$38,243	$44,180
Work-in-process	8,552	13,309
Finished goods	49,292	54,614

Total inventories *	$96,087	$112,103

*	As of February 25, 2011 and August 27, 2010, inventory held under service arrangements was approximately 46% and 41% of total inventories, respectively, and is primarily classified as finished goods.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	February 25,	August 27,
	2011	2010
Prepaid ICMS taxes in Brazil *	$3,958	$11,277
Indemnification receivable for ICMS assessment *	4,473	4,115
Prepayment for property and equipment taxes	2,393	2,122
Unbilled receivables	7,515	6,182
Receivable from subcontractors	2,228	3,594
Deferred and other income taxes	897	1,197
Other prepaid expenses and other current assets	7,644	5,001

Total prepaid expenses and other current assets	$29,108	$33,488

*	See Note 9 — Commitments and Contingencies.
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	February 25,	August 27,
	2011	2010
Office furniture, software, computers, and equipment	$6,774	$5,751
Manufacturing equipment	90,517	78,901
Leasehold improvements	19,280	18,317

	116,571	102,969
Less accumulated depreciation and amortization	63,575	56,748

Property and equipment, net	$52,996	$46,221

Depreciation expense totaled approximately $5.3 million and $11.0 million for the three and six months ended February 25, 2011, respectively. Depreciation expense totaled approximately $3.6 million and $7.0 million for the three and six months ended February 26, 2010, respectively.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	February 25,	August 27,
	2011	2010
Prepaid ICMS taxes in Brazil *	$12,194	$6,358
Judicial deposit and indemnification receivable related to Brazil ICMS assessment *	5,809	4,115
Prepayment for property and equipment taxes	4,487	4,114
Deposits on property and equipment	623	3,076
Other	2,953	3,554

Total other non-current assets	$26,066	$21,217

*	See Note 9 — Commitments and Contingencies.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	February 25,	August 27,
	2011	2010
Accrued employee compensation	$7,891	$15,406
VAT and other transaction taxes payable	5,210	5,966
Accrued restructuring	2,831	—
Accrued warranty reserve	1,097	732
Income taxes payable	788	3,145
Other accrued liabilities	6,832	4,069

Total accrued liabilities	$24,649	$29,318

NOTE 6 — Income Taxes
The provision for income tax expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010

Current	$2,409	$8,443	$7,610	$13,171
Deferred	148	(10)	286	(21)

Total	$2,557	$8,433	$7,896	$13,150

Income (loss) before provision for income taxes for the three and six months ended February 25, 2011 and February 26, 2010, consisted of the following components (in thousands):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010

U.S. loss	$(6,108)	$(1,731)	$(18,495)	$(5,994)
Non-U.S. income	8,836	26,256	34,529	39,818

Total	$2,728	$24,525	$16,034	$33,824

The effective tax rates for the three months ended February 25, 2011 and February 26, 2010 were approximately 94% and 34%, respectively. The effective tax rates for the six months ended February 25, 2011 and February 26, 2010 were approximately 49% and 39%, respectively. The increase in the effective tax rate for the three months ended February 25, 2011, as compared to the three months ended February 26, 2010, and for the six months ended February 25, 2011, as compared to the six months ended February 26, 2010 is primarily due to an increase in losses in the U.S. and Puerto Rico (including restructuring charges) that provide no tax benefit and a decline of income being generated in non-U.S. tax jurisdictions that are subject to lower tax rates.
Effective February 1, 2011, the Company started to participate in a Brazilian government investment incentive program, known as “PADIS.” This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government approved our application for certain beneficial tax treatment under the PADIS system. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income from the semiconductor portion of our operations. In order to receive the expected benefits, the Company is required to make significant investments in research and development activities, which investments are determined by the amount of sales. In computing the tax expense for the three months and six months ended February 25, 2011, the Company estimated its annual effective tax rate incorporating the anticipated impact of beneficial tax treatment under the PADIS system, which included the reduction in the Brazil statutory income tax rate from 34% to 9% on semiconductor operations in Brazil.
At February 25, 2011, the liability for uncertain tax positions was $0.2 million.
As of February 25, 2011, the Company evaluated its valuation allowance on deferred tax assets to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years. The Company has a cumulative loss for the U.S. in recent years and projects a tax loss for the U.S. in the current fiscal year and for the foreseeable future. A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets. As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets. The Company also projects a tax loss for Puerto Rico in the current fiscal year. During the second quarter of fiscal 2011, the Company initiated a restructuring plan to close its Puerto Rico facility. As of August 27, 2010, the Company had net deferred taxes of approximately $48 thousand at its Puerto Rico facility. The Company anticipates no future taxable income to realize the tax benefit of existing Puerto Rico deferred tax assets. As a result, the Company has recorded a full valuation allowance on its Puerto Rico deferred tax assets.

NOTE 7 — Indebtedness
On March 28, 2005, the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration under the Securities Act of 1933, as amended (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend on-going reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments. The Company was in compliance with such covenants as of February 25, 2011.
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
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem a portion of the outstanding Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired a portion of the Notes representing $26.2 million of aggregate principal for $25.0 million; at 95.5% of the principal or face amount. In connection with the repurchase, a gain of $1.2 million was recognized in other income (expense) in fiscal 2010, offset by a $0.4 million write-off of debt issuance costs. As of August 27, 2010, the aggregate principal amount of Notes that remained outstanding was $55.1 million. As of February 25, 2011, the fair value of the Notes that remained outstanding was estimated to be approximately $55.1 million.
The Company also has a senior secured credit facility in the amount of $35 million with Wells Fargo Bank. As of April 30, 2010, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers (the “Borrowers”), entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”), with the lenders identified therein (the “Lenders”) and Wells Fargo Bank, National Association, as the arranger, administrative agent and security trustee for the Lenders. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees are secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. The Company has not borrowed under the WF Credit Facility since November 2007 and had no borrowings outstanding as of February 25, 2011. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of February 25, 2011 and expects to be able to satisfy the financial covenants in the future, it may not meet the financial covenants or financial condition test during all periods before it expires on April 30, 2012 and therefore may not be able to borrow funds if and when it needs funds in the future.
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

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs	Significant
	Assets or	Corroborated by	Unobservable
	Liabilities	Market Data	Inputs
	Level 1	Level 2	Level 3	Total
Balances as of February 25, 2011:
Assets:
Cash	$76.8	$—	$—	$76.8
Money market funds	54.6	—	—	54.6
Certificates of deposit	3.0	—	—	3.0

Total assets measured at fair value (1)	$134.4	$—	$—	$134.4

Balances as of August 27, 2010:
Assets:
Cash	$45.7	$—	$—	$45.7
Money market funds	69.8	—	—	69.8

Total assets measured at fair value (1)	$115.5	$—	$—	$115.5

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
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
The following table reconciles the changes in the Company’s accrued warranty reserve (in thousands):

Six Months Ended
February 25,
2011
Balance of accrual at August 27, 2010	$732
Settlement of warranty claims	(489)
Provision for product warranties	854

Balance of accrual at February 25, 2011	$1,097

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
In the first quarter of fiscal 2011, the Company recognized a technology access charge of $7.5 million associated with the TAA since the technological feasibility associated with this in-process technology had not yet been established and there were remaining development costs to be incurred to complete the development of this technology into a commercially viable product. In addition, the access and use of this in-process technology was restricted only to this development project and thus, there were no alternative future uses by the Company of this in-process technology. The Company also recognized research and development expenses of $1.2 million and $0.7 million during the first and second quarters of fiscal 2011, respectively, associated with the development agreement, which represented the effort incurred by the semiconductor company under the development agreement during the respective periods.
Legal Matters
From time to time the Company is involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property and employment litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the cases pending, including those set forth below. Except as noted below, the Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such legal matters, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements. In the Company’s opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, results of operations or cash flow.
Tessera
On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against a subsidiary of the Company, as well as several other respondents. Tessera alleged that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977; 6,133,627; 5,663,106 and 6,458,681 (the “Asserted Patents”). On January 3, 2008, the ITC instituted an investigation entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation. On December 29, 2009, the ITC issued a final determination stating that there has been no violation of §337 of the Tariff Act, and that it had terminated the investigation (the “Final Determination”). In the Final Determination, the ITC found no infringement by the Company’s subsidiary. As the ‘627 and ‘977 patents expired in September 2010, Tessera is only appealing the Final Determination as to the ‘106 patent.
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
Creative Mobile Technologies
On March 7, 2011 Creative Mobile Technologies LLC (“CMT”) filed a complaint in the Supreme Court of the State of New York, County of Queens, alleging, among other things, breach of contract, fraud and fraud in the inducement, and negligent misrepresentation. The allegations are in connection with the sale of certain display and embedded products starting in calendar year 2008, and a settlement agreement and release entered into between CMT and the Company in December 2009 (the “CMT Settlement Agreement”). CMT is seeking a rescission of the CMT Settlement Agreement and punitive and other damages not less than $7.5 million.

The Company believes that it has valid defenses against CMT’s claims, which claims the Company believes are without merit. The Company intends to vigorously defend this lawsuit and to file counterclaims against CMT to, among other things, seek to recover moneys owed to the Company by CMT. The Company believes that the likelihood of any material charge for this matter is remote.
Contingencies
Brazil ICMS Assessment
On October 3, 2008, the Company’s subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). The Company believes that the Assessment is covered by indemnification pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron, and pursuant to the Flextronics Settlement Agreement described below, and, under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. In June 2010, the Company was advised by tax counsel that the efforts to contest the Assessment in the administrative level were unsuccessful. In October 2010, the attorneys appointed by Flextronics filed a proceeding in the judicial sphere aiming, among other things, to: (i) dispute the enforceability of the state legislation that is involved in the Assessment; and (ii) dispute the penalties against SMART Brazil.
As of February 25, 2011, the Company’s unaudited condensed consolidated balance sheet reflects both a long-term liability for the Assessment and a corresponding long-term indemnity receivable from Flextronics for approximately $5.8 million (or 9.7 million Brazilian Reais “BRL”) which is based on an amount set forth on a government website where assessments are listed and includes interest on the tax, punitive penalties, interest on the penalties, and attorney’s fees. The balance of the assessment increases daily. The Company believes that the Assessment, as revised, is covered by the indemnity from Solectron and/or Flextronics discussed herein and as such, it is not likely to have a material adverse effect on the Company’s cash flows, results of operations or financial condition. While the Company believes that the Assessment as revised is subject to the indemnity, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.
Prepaid ICMS Taxes in Brazil
Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. The Company was originally advised by tax counsel that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. In order to post the deposit, SMART Brazil instituted a judicial proceeding requesting an injunction which was granted on June 16, 2010. In connection with this injunction, on June 17, 2010, SMART Brazil made a judicial deposit (the deposit, as may be increased from time to time is referred to as the “Judicial Deposit”) in the amount of the Assessment at that time which totaled $4.1 million (or 7.2 million BRL). As of February 25, 2011, the Judicial Deposit increased to $4.5 million (or 7.5 million BRL) due to the effect of exchange rate fluctuations. On March 8, 2011, the Company and certain of its subsidiaries entered into a Private Deed of Settlement and Release with Flextronics (the “Flextronics Settlement Agreement”) pursuant to which Flextronics agreed to pay to SMART Brazil $4.5 million (or 7.5 million BRL) as a reimbursement of the Judicial Deposit balance which was received by SMART Brazil on March 24, 2011. The Judicial Deposit is classified in other non-current assets in the accompanying condensed consolidated balance sheet.
On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes on imports. The payment of ICMS generates tax credits that may be used to offset ICMS generated from sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. Although the renewal has been granted, there was no refund of ICMS tax credits that accumulated during the period when the Company was waiting for the renewal.

As of February 25, 2011, the amount of accumulated ICMS tax credits reported on the Company’s unaudited condensed consolidated balance sheet relating to the April 1, 2010 through June 22, 2010 period was $16.2 million (or 27.0 million BRL), with $4.0 million (or 6.6 million BRL) classified as other current assets and $12.2 million (or 20.4 million BRL) classified as other non-current assets. It is expected that $4.0 million of the excess ICMS credits will be recovered during the next twelve months, with the remainder of $12.2 million being recovered primarily in fiscal 2012 and 2013. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the inter-state mix of sales, the timing of fixed asset purchases and the amount of semiconductor component imports. These expectations are based on various estimates including the mix of products and regions where the Company’s sales will occur. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to fully recover the ICMS credits accumulated to date, resulting in a reclassification of ICMS credits from current to non-current, or vice versa. The accumulation of the excess credits had an adverse impact on the Company’s cash flows and there can be no absolute assurance that the ICMS credits will be fully recoverable.
NOTE 10 — Segment and Geographic Information
The Company operates in one operating segment: the design, manufacture, and sale of electronic subsystem products and services to the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis.
A summary of the Company’s net sales and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
Geographic net sales:
U.S.	$38,813	$47,950	$87,026	$91,054
Brazil	82,821	66,668	202,229	110,673
Asia	38,861	30,984	76,307	55,876
Europe	5,554	9,832	12,102	18,462
Other Americas	4,500	4,676	9,244	7,138

	$170,549	$160,110	$386,908	$283,203

	February 25,	August 27,
	2011	2010
Property and equipment, net:
U.S.	$6,300	$6,298
Brazil	38,788	32,175
Malaysia	7,712	7,705
Other	196	43

	$52,996	$46,221

NOTE 11 — Major Customers
A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of each fiscal period of 10% or more of total net accounts receivable, are as follows:

	Percent of Net Sales
	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
Customer A	21%	22%	21%	22%
Customer B	14%	18%	14%	18%
Customer C	17%	13%	17%	12%
As of February 25, 2011, approximately 53%, 20% and 6% of accounts receivable were concentrated with Customer A, B and C, respectively. As of August 27, 2010, approximately 42%, 26% and 9% of accounts receivable were concentrated with Customer A, B and C, respectively. The loss of a major customer or a significant reduction in revenue from a major customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 12 — Restructuring
During the second quarter of fiscal 2011, the Company initiated a restructuring plan to close its Puerto Rico facility as a result of a continuing long-term decline in production at the location. Charges resulting from the restructuring plan are expected to be between $3.6 million to $4.0 million and will include severance payments, severance-related benefits, lease costs associated with the closure of the Puerto Rico facility and other exit costs.
The following table summarizes the restructuring accrual activity for the six months ended February 25, 2011 (in thousands):

	Severance and
	Benefits	Total
Accrual as of August 27, 2010	$—	$—
Restructuring charges	2,831	2,831
Payments	—	—

Accrual as of February 25, 2011	$2,831	$2,831

All severance payments and severance-related benefits accrued as of February 25, 2011 are expected to be paid by August 2011. Total restructuring costs accrued as of February 25, 2011 are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. There were no restructuring activities for the three months ended February 26, 2010.
NOTE 13 — Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
Foreign currency gains (losses)	$(45)	$2	$88	$(48)
Gain on legal settlement*	—	3,044	—	3,044
Gain on early repayment of long-term debt	—	—	—	1,178
Other	330	179	747	343

Total other income, net	$285	$3,225	$835	$4,517

*	In December 2009, the Company received this settlement as a non-active participant, class member in a class action against certain component suppliers initiated in 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements as these are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 27, 2010 filed with the SEC on November 3, 2010 as revised in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended November 26, 2010 filed with the SEC on January 4, 2011, as well as in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q below. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Generally, increases in overall demand by end users for, and increases in memory or storage content in products that incorporate our subsystems should have a positive effect on our business, financial condition and results of operations. Conversely, decreases in product demand should have a negative effect on our business, financial condition and results of operations. Generally, declines in DRAM pricing reduce our sales and gross profit margins particularly in our operations in Brazil due to on-hand inventory purchased when prices were higher, and conversely, increases in DRAM pricing have the opposite effect. We cannot predict when DRAM price declines will occur, how severe the declines will be and for how long the periods of decline will last and conversely, we cannot predict when DRAM price increases will occur, by how much they will increase or for how long the periods of increase will last. In a declining DRAM pricing environment, our specialty memory business outside of Brazil can also be adversely impacted when customers slow their purchases and reduce inventory as there is usually excess product availability and customers wait to see if prices on these products will decline. We are somewhat insulated from volatility in DRAM pricing on our specialty memory products because a substantial portion of this business involves legacy DRAM which has less price volatility. In addition, the specialty modules that we sell to our customers incorporate DRAM components acquired at market prices and include substantial value added features such as custom or semi-custom design, thermal analysis, unique testing, application integration, signal integrity analysis, different form factors and high density packaging, which also results in less price volatility.
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
Since the Acquisition, we have repositioned our business by focusing on delivery of certain higher value added products, diversifying our end markets and our capabilities, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. In fiscal 2006, we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers, package them into memory integrated circuits and build memory modules. In fiscal 2008, we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we renamed to SMART Modular Technologies (AZ), Inc. In fiscal 2010, we expanded our development of SSD products and expect to continue to do so in fiscal 2011 to address the significant growth opportunities in the enterprise market. Also in fiscal 2010, we invested in our Brazilian operations to launch initial flash production in fiscal 2011.
We operate in one reportable segment: the design, manufacture, and sale of electronic subsystem products and services to various sectors of the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis. In April 2010, we sold our display business for net proceeds of $2.2 million and incurred a loss of $0.5 million in the third quarter of fiscal 2010. Management’s decision to exit display and embedded products was based on a determination that the market for these products was not scalable to significant revenue growth by the Company. These non-core product lines accounted for only three percent or less of net sales for each of the five fiscal quarters prior to the sale of the display business and therefore we do not believe that exiting these product lines had a material impact on our sales, operating results or our financial condition. We concluded that the display business was a business component that did not require separate reporting of its activities under discontinued operations.
In February 2011, we announced the closure of our Puerto Rico facility as a result of a continuing long-term decline in production at this facility. In the second quarter of fiscal 2011, we recognized restructuring charges of $2.8 million for severance and severance-related benefits which will be primarily paid out during the third quarter of fiscal 2011. In the third quarter of fiscal 2011, we expect to record additional restructuring charges of between $0.8 to $1.2 million, consisting of lease exit costs associated with the closure of the Puerto Rico facility and other exit costs. Our Puerto Rico product lines, which are all non-core products, accounted for five percent or less of net sales for fiscal 2011 and 2010. Products that we manufacture in our Puerto Rico facility can be transitioned to our other facilities if necessary; therefore we do not believe that closing this facility will have a material impact on our sales, operating results or our financial condition.

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
Our service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. The terms of our contracts vary, but we generally recognize service revenue upon the completion of the contracted services. Our service revenue is accounted for on an agency basis. Service revenue for these arrangements is typically based on material procurement costs plus a fee for the services provided. We determine whether to report revenue on a net or gross basis depending on a number of factors, including whether we are the primary obligor in the arrangement, have general inventory risk, have the ability to set the price, have the ability to determine who the suppliers are, can physically change the product, or have credit risk. Under some service arrangements, we retain inventory risk. All inventories held under service arrangements are included in the inventories reported on the accompanying condensed consolidated balance sheets.

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010

Service revenue, net	$9,586	$9,790	$20,072	$17,742
Cost of sales — service (1)	252,955	211,390	481,323	364,994

Gross billings for services	262,541	221,180	501,395	382,736
Product net sales	160,963	150,320	366,836	265,461

Gross billings to customers	$423,504	$371,500	$868,231	$648,197

Product net sales	$160,963	$150,320	$366,836	$265,461
Service revenue, net	9,586	9,790	20,072	17,742

Net sales	$170,549	$160,110	$386,908	$283,203

(1)	Represents cost of sales associated with service revenue reported on a net basis.
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
Results of Operations
The following is a summary of our results of operations for the three and six months ended February 25, 2011 and February 26, 2010 (in millions):

	Three Months Ended(1)				Six Months Ended(1)
	February 25,	% of	February 26,	% of	February 25,	% of	February 26,	% of
	2011	sales	2010	sales	2011	sales	2010	sales

Net sales	$170.5	100%	$160.1	100%	$386.9	100%	$283.2	100%
Cost of sales	142.0	83%	118.1	74%	314.4	81%	212.4	75%

Gross profit	28.5	17%	42.0	26%	72.5	19%	70.8	25%

Research and development	7.9	5%	5.2	3%	16.0	4%	10.9	4%
Selling, general and administrative	15.2	9%	14.3	9%	30.0	8%	27.7	10%
Restructuring charges	2.8	2%	—	—	2.8	1%	—	—
Technology access charge	—	—	—	—	7.5	2%	—	—

Total operating expenses	25.9	15%	19.6	12%	56.4	15%	38.6	14%

Income from operations	2.7	2%	22.5	14%	16.1	4%	32.1	11%
Interest expense, net	(0.2)	0%	(1.2)	-1%	(0.9)	0%	(2.8)	-1%
Other income, net	0.3	0%	3.2	2%	0.8	0%	4.5	2%

Total other income (expense)	0.1	0%	2.1	1%	(0.1)	0%	1.7	1%

Income before provision for income taxes	2.7	2%	24.5	15%	16.0	4%	33.8	12%
Provision for income taxes	2.6	1%	8.4	5%	7.9	2%	13.2	5%

Net income	$0.2	0%	$16.1	10%	$8.1	2%	$20.7	7%

(1)	Summations may not compute precisely due to rounding.

Three and Six Months Ended February 25, 2011 as Compared to the Three and Six Months Ended February 26, 2010
Net Sales
Net sales for the three months ended February 25, 2011 were $170.5 million, a 7% increase from $160.1 million for the three months ended February 26, 2010. Net sales for the six months ended February 25, 2011 were $386.9 million, a 37% increase from $283.2 million for the six months ended February 26, 2010. These increases were primarily due to strength in PC and notebook end-user demand in Brazil and increased demand for our solid state storage products. Investments to increase capacity at our Brazil operations have enabled us to meet strong end-user demand by substantially increasing volume. These unit volume increases offset the decrease in net sales due to declining DRAM prices during these periods. Our solid state storage products also grew significantly due to increased demand for our enterprise products, defense products and embedded flash drives. The increases in net sales were partially offset by decreased net sales from display and embedded computing products, which we exited in the third quarter of fiscal 2010. We believe that pricing in the DRAM market appears to have stabilized when compared to the substantial declines in DRAM pricing we experienced throughout the first six months of fiscal 2011.
Cost of Sales
Cost of sales for the three months ended February 25, 2011 was $142.0 million, a 20% increase from $118.1 million for the three months ended February 26, 2010. The increase in cost of sales was primarily due to an $18.9 million increase in the cost of products resulting from the increase in net sales as discussed above. In addition, our factory overhead and other components of cost of sales increased by $5.0 million, primarily due to increased volume, especially in Brazil, including increased depreciation expense of $1.4 million primarily due to our continued capital investment to expand capacity primarily in Brazil.
Cost of sales for the six months ended February 25, 2011 was $314.4 million, a 48% increase from $212.4 million for the six months ended February 26, 2010. The increase in cost of sales was primarily due to a $90.7 million increase in the cost of products resulting from the increase in net sales as discussed above. Our factory overhead and other components of cost of sales also increased by $11.2 million, primarily due to increased volume, especially in Brazil, as well as higher import duties and customs charges and increased depreciation expense of $3.4 million primarily due to our continued capital investment to expand capacity primarily in Brazil.
Gross Profit
Gross profit for the three months ended February 25, 2011 was $28.5 million, a 32% decrease from $42.0 million for the three months ended February 26, 2010. The decrease in gross profit was primarily due to the fact that our Brazil modules pricing adjusts faster than our inventory, partially offset by volume increases as described above. Gross profit for the six months ended February 25, 2011 was $72.5 million, a 2% increase from $70.8 million for the six months ended February 26, 2010. The increase in gross profit was primarily due to higher net sales as explained above, significantly offset by the rapid decline in the DRAM module selling prices as previously discussed.
Gross profit percentage decreased to 17% for the three months ended February 25, 2011 from 26% for the three months ended February 26, 2010. Gross profit percentage decreased to 19% for the six months ended February 25, 2011 from 25% for the six months ended February 26, 2010. These decreases in gross profit percentage were primarily due to increased cost of products as a percentage of net sales resulting from the rapid decline in DRAM prices which reduced the selling prices of our modules in Brazil. In addition, gross profit percentage was also negatively impacted by an unfavorable mix of products sold during the periods.
Research and Development Expenses
Research and development (“R&D”) expenses for the three months ended February 25, 2011 were $7.9 million, a 50% increase from $5.2 million for the three months ended February 26, 2010. R&D expenses for the six months ended February 25, 2011 were $16.0 million, a 46% increase from $10.9 million for the six months ended February 26, 2010. These increases were primarily due to increased spending on development of enterprise SSDs, which included $0.7 million and $2.0 million of R&D expenses incurred under a development agreement with a strategic partner for the three and six months ended February 25, 2011, respectively, as well as higher payroll and other employee-related expenses due to a significant increase in R&D headcount, partially offset by lower bonus expense. During the balance of fiscal 2011, we expect to further increase R&D spending on enterprise SSDs and to initiate spending on our recently announced corporate R&D center in Brazil.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended February 25, 2011 were $15.2 million, a 6% increase from $14.3 million for the three months ended February 26, 2010. Sales and marketing expenses decreased by $0.2 million primarily due to lower payroll and other employee-related expenses resulting from decreased headcount, partially offset by higher commissions resulting from the growth in sales. General and administrative expenses increased $1.1 million primarily due to higher professional services, mostly relating to our implementation of the Brazilian government investment incentive program known as “PADIS”, as well as increased payroll and other employee-related expenses and increased stock-based compensation expense, all partially offset by lower bonus expense.
SG&A expenses for the six months ended February 25, 2011 were $30.0 million, an 8% increase from $27.7 million for the six months ended February 26, 2010. Sales and marketing expenses increased by $0.3 million primarily due to higher commissions resulting from the growth in sales, partially offset by lower bonus expense. General and administrative expenses increased $2.0 million primarily due to increased payroll and other employee-related expenses, higher professional services mostly in Brazil, and increases in stock-based compensation expense, all partially offset by lower bonus expense.

Restructuring Charges
During the second quarter of fiscal 2011, the Company initiated a restructuring plan to close its Puerto Rico facility as a result of a continuing long-term decline in production at the location. Charges resulting from the restructuring plan are expected to be between $3.6 million to $4.0 million and will include severance payments, severance-related benefits, lease exit costs associated with the closure of the Puerto Rico facility and other exit costs. In the three months ended February 25, 2011, we recognized restructuring costs of $2.8 million for severance and severance-related benefits, which will be primarily paid out during the third quarter of fiscal 2011. There were no restructuring charges in the three and six months ended February 26, 2010.
Technology Access Charge
A one-time technology access charge of $7.5 million for the six months ended February 25, 2011 was incurred to gain access to in-process technology in order to accelerate our development of enterprise SSDs. Please refer to Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
Interest Expense, net
Net interest expense for the three months ended February 25, 2011 was $0.2 million compared to $1.2 million for the three months ended February 26, 2010. The decrease in net interest expense was primarily due to a $0.6 million decrease in interest expense mostly resulting from the expiration of an interest swap agreement in April 2010, as well as a $0.3 million increase in interest income due to higher amounts on deposit.
Net interest expense for the six months ended February 25, 2011 was $0.9 million compared to $2.8 million for the six months ended February 26, 2010. The decrease in net interest expense was primarily due to a $1.8 million decrease in interest expense resulting from lower outstanding long-term debt and the expiration of an interest swap agreement in April 2010.
Other Income, net
Net other income for the three months ended February 25, 2011 was $0.3 million compared to $3.2 million for the three months ended February 26, 2010. Net other income for the six months ended February 25, 2011 was $0.8 million compared to $4.5 million for the six months ended February 26, 2010. These decreases were largely due to a $3.0 million gain from a legal settlement in the second quarter of fiscal 2010 and a $1.2 million gain on the partial repurchase of a portion of our long-term debt in the first quarter of fiscal 2010, both of which did not recur in fiscal 2011.
Provision for Income Taxes
The effective tax rates for the three months ended February 25, 2011 and February 26, 2010 were approximately 94% and 34%, respectively. The effective tax rates for the six months ended February 25, 2011 and February 26, 2010 were approximately 49% and 39%, respectively. The increase in the effective tax rate for both the three and six month periods was primarily due to an increase in losses in the U.S. and Puerto Rico (including restructuring charges) that provided no tax benefit and a decline of income being generated in non-U.S. tax jurisdictions that are subject to lower tax rates.
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
Cash and cash equivalents consist of funds held in demand deposit accounts, money market funds and certificates of deposit. Cash is held in multiple jurisdictions outside the United States. There are no significant restrictions or tax costs on the transfer of or repatriation of such assets.
Debt Service
As of February 25, 2011, we had total long-term indebtedness of $55.1 million, which represents the aggregate principal amount outstanding under the Notes (defined below) that remain outstanding.
Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes”). As of February 25, 2011, the Notes bear an interest rate of 5.80%, which is equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The interest rate is reset quarterly. The guarantees are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of our and most of our subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of February 25, 2011.

Senior Secured Revolving Line of Credit Facility. The Company has a senior secured credit facility in the amount of $35 million with Wells Fargo Bank. On April 30, 2010, the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”) was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico), Inc., as borrowers (the “Borrowers”), and Wells Fargo Bank, National Association, as arranger, administrative agent and security trustee for the Lenders named therein. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees are secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of February 25, 2011 and expects to be able to satisfy such financial covenants in the future, we may not meet the financial covenants during all periods. If we do not meet the financial covenants or financial condition test, we will be in default of the WF Credit Facility and, among other things, we will be unable to borrow under the WF Credit Facility if and when we need the funds in the future. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of February 25, 2011.
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
Sources and Uses of Funds
On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem a portion of the outstanding Notes. On October 22, 2009, using available cash, we repurchased and retired $26.2 million of aggregate principal amount of Notes for $25.0 million; at 95.5% of the principal or face amount. As of February 25, 2011, the aggregate principal amount under the Notes that remain outstanding was $55.1 million which is due April 2012. We may, however, repurchase additional Notes prior to this maturity.
In Brazil, an ICMS Special Ruling tax benefit received from the Sao Paulo State tax authorities expired on March 31, 2010. Even though we filed a timely application for renewal with the appropriate authorities on January 27, 2010, the renewal was not received until August 4, 2010. As a result, starting on April 1, 2010, we began accruing excess ICMS credits. On June 22, 2010, the Sao Paulo tax authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling to continue utilizing the benefit until a final conclusion on the renewal request was rendered. For the period April 1, 2010 through June 22, 2010, SMART Brazil was required to pay ICMS taxes on imports for which we received related tax credits. As of February 25, 2011, we had a balance of $16.2 million (or 27.0 million BRL) of ICMS credits which we expect to recover over a period of time through fiscal 2013. It is expected that $4.0 million (or 6.6 million BRL) of the ICMS credits will be recovered during the next twelve months, with the remainder of $12.2 million (or 20.4 million BRL) being recovered primarily in fiscal 2012 and 2013. Please refer to Contingencies under Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for more details.
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
From fiscal 2004 through fiscal 2009, our annual capital expenditures were 3% or less of net sales. In fiscal 2010, our capital expenditures were 4% of net sales due to capacity expansion and the initiation of flash packaging in Brazil. In fiscal 2011, we expect our capital expenditures to be approximately 4% of net sales primarily due to our Brazil operations, establishing our corporate research and development center in Brazil, manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades.
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
Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities. As of February 25, 2011, our cash and cash equivalents were $134.4 million.

Cash Flows from Operating Activities. Net cash provided by operating activities of $29.0 million for the six months ended February 25, 2011 was primarily comprised of $8.1 million from net income, $17.1 million from non-cash expenses and $3.7 million from changes in our operating assets and liabilities. The $3.7 million change in operating assets and liabilities includes cash generated from a reduction in accounts receivable of $24.0 million and an inventory decrease of $17.1 million. The reduction in accounts receivable was mostly due to improved collections. In addition, both the accounts receivable and inventory decreases were related to lower gross sales during the second quarter of fiscal 2011. This was partially offset by cash used for a decrease in accounts payable of $31.0 million, a decrease in accrued liabilities of $2.3 million and an increase in prepaid expenses and other assets of $4.0 million. The decrease in accounts payable was primarily due to reduced inventory purchases, as well as increased early payment discounts taken during the period.
Net cash provided by operating activities of $4.9 million for the six months ended February 26, 2010 was primarily comprised of $20.7 million of net income and $9.8 million of non-cash related expenses, offset by a $25.6 million change in our net operating assets and liabilities. The $25.6 million change in operating assets and liabilities includes an increase in accounts receivable of $50.4 million, an inventory increase of $27.8 million and an increase in prepaid expenses and other assets of $4.9 million. The increase in accounts receivable was primarily due to increased gross sales, as well as slower collections resulting from the Chinese New Year holidays in February 2010. The increase in inventory was mainly due to our positioning in a shortage market, as well as to prepare for increases in demand for our logistics business. Cash used in the period was partially offset by cash generated from increases in accounts payable of $48.3 million and an increase in accrued expenses and other liabilities of $9.2 million.
Cash Flows from Investing Activities. Net cash used in investing activities of $13.0 million for the six months ended February 25, 2011 was primarily due to purchases of $12.3 million in property and equipment and $0.6 million of cash deposits on equipment. Net cash used in investing activities of $9.8 million for the six months ended February 26, 2010 was primarily due to purchases of $8.0 million in property and equipment and $2.1 million of cash deposits on equipment, partially offset by proceeds from sales of property and equipment of $0.3 million.
Cash Flows from Financing Activities. Net cash provided by financing activities of $2.4 million for the six months ended February 25, 2011 was due to proceeds from ordinary share issuances through option exercises. Net cash used in financing activities of $24.3 million for the six months ended February 26, 2010 was primarily due to $25.0 million used for the partial repurchase of the Notes, partially offset by $0.7 million provided by proceeds from ordinary share issuances through option exercises.
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
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt of $55.1 million under the Notes that remain outstanding as of February 25, 2011. Although we did not have any balances outstanding as of February 25, 2011 under our WF Credit Facility, this facility provides for borrowings of up to $35 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year.

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
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 27, 2010 that was filed on November 3, 2010 and in our Quarterly Report on Form 10-Q for the three months ended November 26, 2010 that was filed on January 4, 2011, except for the risk factors below which have been updated as follows:
Worldwide political conditions, civil unrest, armed conflicts and threats of terrorist attacks may adversely affect our business, the cost of and demand for our products and our results of operations.
The occurrence or threat of terrorist attacks may in the future adversely affect the cost of and demand for our products. In addition, such attacks may negatively affect our operations directly or indirectly and such attacks or other armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Such attacks may make travel and the transportation of our products more difficult and more expensive, ultimately having a negative effect on our business.

Also, any armed conflicts around the world, including current tensions and/or hostilities in the Korean Peninsula, could have a substantial impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability, civil unrest and armed conflicts in some regions of the world including Libya and the Middle East and their effect on the price of oil could also have a negative impact on the cost of our products and on our business in general. More generally, various events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and the worldwide economies.
Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.
Natural disasters in certain regions could adversely affect our supply chain which, in turn, could have a negative impact on our business, the cost of and demand for our products and our results of operations.
The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could have a substantial negative impact on our supply chain, our ability to deliver products to our customers and on the cost of and demand for our products. These events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.
Our dependence on a small number of sole or limited source suppliers and technology partners subjects us to certain risks and our results of operations would be materially and adversely affected if we are unable to obtain adequate supplies and technology development in a timely manner.
We depend on a small number of sole or limited source suppliers and technology partners for certain materials and technology, including critical components and technologies that we use or intend to use in manufacturing and/or developing our products. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals. Our major suppliers include Hynix, Micron, Elpida and Samsung. Since a large percentage of our purchases are from a small number of major suppliers, these suppliers are able to exert, have exerted, and we expect they will continue to exert, pressure on us with respect to pricing and purchasing practices which pressures can adversely affect our business, our results of operations and our financial condition.
The markets in which we operate have experienced, and may experience in the future, shortages in components. These shortages cause some suppliers to place their customers, including us, on component allocation. As a result, we may not be able to obtain the components that we need to fill customer orders. Furthermore, if any of our suppliers experience quality control or intellectual property infringement problems, we may not be able to fill customer orders. Similarly, if any of our technology partners are unable to successfully complete development of expected technologies, or their developed technologies experience quality control or intellectual property infringement or other problems, we may not be able to fill customer orders and may not recoup the investments and expenses incurred in the development of the relevant technology. For example, in the first half of fiscal 2011, we recognized a technology access charge of $7.5 million as well as R&D expenses of $2.0 million associated with a development project with a technology partner to accelerate the development of our SSD products. There could be significant additional costs incurred before the relevant technology is developed into a commercially viable product, and the feasibility associated with the relevant technology has not yet been established and may never be established. Additionally, we have no alternative use for the relevant technology as the access and use of the technology is restricted only to this development project. There is no guarantee that this development project or other similar projects will be successful such that we can recoup the expenses and investments associated with such efforts. Furthermore, our products that utilize components from a supplier or technology partner that has quality, infringement or performance issues may be disqualified by one or more of our customers and we may not be able to fill orders from those customers. The inability to fill customer orders could cause delays, customer cancellations, disruptions or reductions in product shipments or require product redesigns and/or re-qualifications which could, in turn, damage relationships with current or prospective customers, increase costs or prices and have a material adverse effect on our business, results of operations and financial condition. The failure of performance or acceptance of developed technologies can also result in write-offs of investments in research and development.
If one of our suppliers or technology partners were to be acquired by a competitor, that could result in a disruption or termination of a key source of supply. A disruption in or termination of a supply relationship or a technology partnership, by acquisition or otherwise, with any of our significant suppliers or technology partners, or our inability to develop relationships with new suppliers or technology partners, if required, would cause delays, disruptions or reductions in product manufacturing and shipments or require product redesigns which could damage relationships with our customers, increase our costs or the prices of our products and materially and adversely affect our business, our results of operations and our financial condition.

New product development, particularly our solid state storage products, requires significant investment and if we fail to develop new or enhanced products and introduce them in a timely manner, this could have a material adverse impact on our competitiveness, our results of operations and our financial condition.
The markets in which we compete are subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements, and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements. More specifically, the solid state storage industry is an emerging industry with several different technology platforms each of which has significant costs of entry. We are a relatively new entrant into the solid state storage industry and have limited experience in this market. We have experienced, and may experience in the future, delays and unanticipated expenses in the development and introduction of new products. A failure to develop products with required feature sets or performance standards, or a delay as short as a few months in bringing a new product to market could significantly reduce our net sales which would have a material adverse effect on our business, our results of operations and our financial condition.
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
In particular, we have made and expect to continue to make in the future, significant investments in SSDs and other solid state storage products through research and development and other expenditures. Substantially all of our investments to date in research and development and other expenditures with respect to enterprise SSDs have been focused on a limited set of customers. Lack of acceptance, for any reason, of our new products by these customers upon whom we are initially depending would jeopardize our ability to recoup substantial research and development expenditures and would damage our reputation. While we believe that our investments in solid state storage will enable us to participate in several important growth markets, there is significant competition in these markets and there can be no assurance that the products we develop and introduce will be timely, will gain any market acceptance or will result in any significant increase in our net sales. If these investments fail to provide the expected returns this would have a material adverse effect on our business, our results of operations and our financial condition.
Industry consolidation and company failures could adversely affect our business by reducing the number of potential customers, increasing our reliance on our existing key customers, reducing the competitiveness of our supplier base and/or increasing the competitive advantages of our competitors.
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
Consolidation and company failures in our supplier base could reduce our purchasing alternatives and reduce the level of competition to win our business resulting in higher cost of goods and less availability of components which would have a negative impact on our business, our results of operations and our financial condition.
Consolidation of our competitors has been occurring and the trend is expected to continue. Consolidation by our competitors may enhance their resources, capacity, capabilities and purchasing power and lower their cost structure, causing us to be less competitive.

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

Date: April 1, 2011

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