Form 10-Q
period 2011-05-27
SMART Modular Technologies (WWH), Inc.
filed 2011-06-30
CIK 1326973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of registrant’s ordinary shares outstanding as of June 27, 2011: 65,198,771.

SMART MODULAR TECHNOLOGIES (WWH), INC.
INDEX TO QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 27,	August 27,
	2011	2010
	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$131,737	$115,474
Accounts receivable, net of allowances of $1,778 and $1,660 as of May 27, 2011 and August 27, 2010, respectively	177,664	208,377
Inventories	98,071	112,103
Prepaid expenses and other current assets	22,670	33,488

Total current assets	430,142	469,442
Property and equipment, net	52,505	46,221
Other non-current assets	32,719	21,217
Other intangible assets, net	5,744	6,460
Goodwill	1,061	1,061

Total assets	$522,171	$544,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$91,441	$151,885
Accrued liabilities	21,977	29,318
Short-term debt	55,072	—

Total current liabilities	168,490	181,203
Other long-term liabilities	7,298	4,546
Long-term debt	—	55,072

Total liabilities	175,788	240,821

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $0.00016667 par value; 600,000,000 shares authorized; 65,152,351 and 62,740,650 shares issued and outstanding as of May 27, 2011 and August 27, 2010, respectively	11	10
Additional paid-in capital	133,548	118,123
Accumulated other comprehensive income	28,625	11,658
Retained earnings	184,199	173,789

Total shareholders’ equity	346,383	303,580

Total liabilities and shareholders’ equity	$522,171	$544,401

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net sales	$164,479	$201,235	$551,387	$484,438
Cost of sales (1)	132,100	155,738	446,474	368,162

Gross profit	32,379	45,497	104,913	116,276

Operating expenses:
Research and development (1)	7,652	6,657	23,664	17,606
Selling, general and administrative (1)	15,224	16,340	45,241	44,037
Acquisition costs	3,533	—	3,533	—
Restructuring charges	480	—	3,311	—
Technology access charge	—	—	7,534	—

Total operating expenses	26,889	22,997	83,283	61,643

Income from operations	5,490	22,500	21,630	54,633
Interest income (expense), net	179	(837)	(762)	(3,663)
Other income, net	2,047	608	2,882	5,125

Total other income (expense)	2,226	(229)	2,120	1,462

Income before provision for income taxes	7,716	22,271	23,750	56,095
Provision for income taxes	5,444	7,354	13,340	20,504

Net income	$2,272	$14,917	$10,410	$35,591

Net income per share, basic	$0.04	$0.24	$0.16	$0.57

Net income per share, diluted	$0.03	$0.23	$0.16	$0.55

Shares used in computing net income per ordinary share	64,137	62,463	63,405	62,216

Shares used in computing net income per diluted share	67,648	65,502	66,498	64,843

(1) Stock-based compensation by category:
Cost of sales	$219	$192	$681	$511
Research and development	426	378	1,209	982
Selling, general and administrative	1,567	1,338	4,715	3,900
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010
	(In thousands)

Net income	$2,272	$14,917	$10,410	$35,591
Other comprehensive income:
Net changes in unrealized gain or loss on derivative instruments accounted for as cash flow hedges	—	161	—	1,149
Foreign currency translation	9,793	8,079	16,967	6,985

Comprehensive income	$12,065	$23,157	$27,377	$43,725

See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 27,	May 28,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$10,410	$35,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,935	11,779
Stock-based compensation	6,605	5,393
Provision for (recovery of) doubtful accounts receivable and sales returns	118	(19)
Amortization of debt issuance costs	298	861
Loss on sale of assets	582	430
Deferred income tax provision (benefit)	273	31
Gain on early repayment of long-term debt	—	(1,178)
Loss on display business divestiture	—	486
Changes in operating assets and liabilities:
Accounts receivable	32,547	(79,732)
Inventories	16,195	(46,314)
Prepaid expenses and other assets	(2,340)	(17,434)
Accounts payable	(58,195)	74,277
Accrued expenses and other liabilities	(3,624)	11,755

Net cash provided by (used in) operating activities	19,804	(4,136)

Cash flows from investing activities:
Capital expenditures	(15,030)	(15,384)
Cash deposits on equipment	(743)	(2,157)
Net proceeds from display business divestiture	—	2,181
Proceeds from sale of property and equipment	—	326

Net cash used in investing activities	(15,773)	(15,034)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares from stock option exercises	8,641	1,384
Excess tax benefits from share-based compensation	180	—
Repayment of long-term debt	—	(25,000)

Net cash provided by (used in) financing activities	8,821	(23,616)

Effect of exchange rate changes on cash and cash equivalents	3,411	1,111

Net increase (decrease) in cash and cash equivalents	16,263	(41,675)
Cash and cash equivalents at beginning of period	115,474	147,658

Cash and cash equivalents at end of period	$131,737	$105,981

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$2,510	$4,217
Taxes	15,910	19,361
Non-cash activities information:
Change in ICMS assessment payable and related indemnification receivable	$2,416	$—
Change in fair value of derivative instruments	—	1,149
See accompanying notes to unaudited condensed consolidated financial statements.

SMART MODULAR TECHNOLOGIES (WWH), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of SMART Modular Technologies (WWH), Inc. and subsidiaries (“SMART” or the “Company”) are as of May 27, 2011 and August 27, 2010 and for the three and nine months ended May 27, 2011 and May 28, 2010. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 26, 2011. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended August 27, 2010, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and operations located in Phoenix, Arizona; Newark and Irvine, California; Westford, Massachusetts; South Korea; Scotland; Puerto Rico; Malaysia; and Brazil. The financial information for two of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) and SMART Modular Technologies do Brasil — Indústria e Comércio de Componentes Ltda. are included in the Company’s consolidated financial statements on a one month lag.
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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010

Service revenue, net	$8,255	$10,751	$28,327	$28,493
Cost of sales — service (1)	267,106	259,310	748,429	624,304

Gross billings for services	275,361	270,061	776,756	652,797
Product net sales	156,224	190,484	523,060	455,945

Gross billings to customers	$431,585	$460,545	$1,299,816	$1,108,742

Product net sales	$156,224	$190,484	$523,060	$455,945
Service revenue, net	8,255	10,751	28,327	28,493

Net sales	$164,479	$201,235	$551,387	$484,438

(1)	Represents cost of sales associated with service revenue reported on a net basis.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 27, 2011 that are of significance, or potential significance, to the Company.
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

NOTE 2 — Merger Agreement
On April 26, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saleen Holdings, Inc., a Cayman Islands exempted company (“Parent”), and Saleen Acquisition, Inc., a Cayman Islands exempted company and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by the private equity funds Silver Lake Partners III, L.P. and Silver Lake Sumeru Fund, L.P. Ajay Shah, the Chairman of the Board of the Company, is also a Managing Director of Silver Lake Sumeru Fund, L.P.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than treasury shares, shares owned by Parent or Merger Sub, shares owned by any of the Company’s wholly-owned subsidiaries and shares held by any shareholders who are entitled to and who properly exercise appraisal and dissention rights under the laws of the Cayman Islands) will be canceled and extinguished and automatically converted into the right to receive $9.25 in cash, without interest and less applicable withholding taxes.
The Merger Agreement contains a provision under which the Company may solicit alternative acquisition proposals for the 45 days following the date the Merger Agreement was signed, and such period concluded on June 10, 2011 with no alternative acquisition proposals being received. After expiration of this period, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals.
The Merger Agreement contains certain termination rights for both the Company and the Parent. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Parent a termination fee of $19.4 million or $12.9 million, depending on the timing and circumstances of the termination and, under certain circumstances, to reimburse Parent for an amount not to exceed $5 million for transaction expenses incurred by Parent and its affiliates (such reimbursement amount to be offset against any termination fee payable by the Company). The Merger Agreement also provides that, upon termination under certain specified circumstances, Parent would be required to pay the Company a termination fee of $58.1 million.
Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds from these commitments is expected to be sufficient to fully finance the Merger and the other transactions contemplated thereby. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the approval of the Company’s shareholders and receipt of requisite antitrust approvals. The affirmative vote of two-thirds of the ordinary shares attending a duly convened shareholders meeting voting in person or by proxy is required to approve the Merger. The Company expects the Merger to close in the third calendar quarter of 2011 contingent on the satisfaction of all closing conditions including shareholder approval.
Concurrently with the execution of the Merger Agreement, pursuant to the limited guarantees by each of Silver Lake Partners III, L.P. and Silver Lake Sumeru Fund, L.P. in favor of the Company, such funds, severally and not jointly, have unconditionally and irrevocably agreed to guarantee (i) the due and punctual payment, observance, performance and discharge of their respective portions of Parent’s payment obligations with respect to its termination fee described above, subject to the limitations set forth in the limited guarantees and the Merger Agreement, and (ii) the expense reimbursement obligations of Parent in connection with the costs and expenses incurred in connection with any suit to enforce the payment of the $58.1 million termination fee.
The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011.
In the third quarter of fiscal 2011, the Company incurred and expensed $3.5 million of acquisition costs in connection with the Merger.
NOTE 3 — Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and other types of equity awards, based on the grant date fair value of such share-based awards.
Total stock-based compensation expense for options, restricted share units and other awards recognized for the three months ended May 27, 2011 and May 28, 2010 was approximately $2.2 million and $1.9 million, respectively. Total stock-based compensation expense for options, restricted share units and other awards recognized for the nine months ended May 27, 2011 and May 28, 2010 was approximately $6.6 million and $5.4 million, respectively.

Stock Options
The Company’s stock option plan provides for grants of options to employees and independent directors of the Company to purchase the Company’s ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date and have a 10-year term. As of May 27, 2011, there were 11,061,020 ordinary shares reserved for issuance under this plan, of which 2,504,761 ordinary shares represented the number of shares available for grant.
For stock options, excluding restricted share units and other awards, the stock-based compensation expense recognized for the three months ended May 27, 2011 and May 28, 2010 was approximately $1.3 million and $1.4 million, respectively. For stock options, excluding restricted share units and other awards, the stock-based compensation expense recognized for the nine months ended May 27, 2011 and May 28, 2010 was approximately $4.0 million and $4.1 million, respectively.
Summary of Assumptions and Activity for Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility for the nine months ended May 27, 2011 is based on the Company’s historical common stock volatility, compared to prior periods when the Company used a weighted average of the Company’s historical common stock volatility (80% weighting) together with the historical volatilities of the common stock of comparable publicly traded companies (20% weighting). The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest rate for the expected term of the options is based on the average U.S. Treasury yield curve at the end of the quarter. The following assumptions were used to value stock options:

	Nine Months Ended
	May 27,	May 28,
	2011	2010
Stock options:
Expected term (years)	4.4	4.7
Expected volatility	81%	78%
Risk-free interest rate	1.71%	2.18%
Expected dividends	—	—
A summary of option activity as of and for the nine months ended May 27, 2011, is presented below (dollars and shares in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at August 27, 2010	8,434	$4.39
Options granted	1,088	6.60
Options exercised	(2,342)	3.69
Options forfeited and cancelled	(469)	6.19

Options outstanding at May 27, 2011	6,711	$4.86	6.83	$29,752

Options exercisable at May 27, 2011	3,709	$4.41	5.63	$18,322

Options vested and expected to vest at May 27, 2011	6,453	$4.81	6.74	$28,951

The Black-Scholes weighted average fair value of options granted during the three months ended May 27, 2011 and May 28, 2010 was $4.84 and $3.99 per option, respectively. The Black-Scholes weighted average fair value of options granted during the nine months ended May 27, 2011 and May 28, 2010 was $4.03 and $2.78 per option, respectively. The total intrinsic value of employee stock options exercised during the nine months ended May 27, 2011 and May 28, 2010 was approximately $10.6 million and $3.1 million, respectively. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares available for issuance.
A summary of the status of the Company’s non-vested stock options as of May 27, 2011, and changes during the nine months ended May 27, 2011, is presented below (shares in thousands):

		Weighted
		Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested stock options at August 27, 2010	3,739	$2.61
Stock options granted	1,088	$4.03
Vested stock options	(1,356)	$2.33
Forfeited and cancelled stock options	(469)	$3.50

Non-vested stock options at May 27, 2011	3,002	$3.12

As of May 27, 2011 there was approximately $8.3 million of total unrecognized compensation costs related to employee and independent director stock options. Such cost is expected to be recognized over the weighted average period of 2.4 years. The total fair value of shares vested during the nine months ended May 27, 2011 was approximately $3.2 million.
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
A summary of the changes in RSUs outstanding under the Company’s equity incentive plan during the nine months ended May 27, 2011 is presented below (dollars and shares in thousands, except per share data):

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Awards outstanding at August 27, 2010	1,153	$5.25
Awards granted	895	7.01
Awards vested	(70)	5.09
Awards forfeited and cancelled	(133)	6.33

Awards outstanding at May 27, 2011	1,845	$6.41	$17,012

The stock-based compensation expense related to RSUs for the three months ended May 27, 2011 and May 28, 2010 was approximately $0.9 million and $0.5 million, respectively. The stock-based compensation expense related to RSUs for the nine months ended May 27, 2011 and May 28, 2010 was approximately $2.6 million and $1.3 million, respectively.
As of May 27, 2011, the Company had approximately $5.8 million of unrecognized compensation expense related to RSUs, net of estimated forfeitures and cancellations, which will be recognized over a weighted average estimated remaining life of 1.9 years.
NOTE 4 — Goodwill and Other Intangible Assets, net
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. There were no events or circumstances in the fiscal quarter ended May 27, 2011 indicating that impairment may have occurred. As of May 27, 2011, the carrying value of goodwill on the Company’s unaudited condensed consolidated balance sheet was $1.1 million.
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

The following table summarizes the gross amounts and accumulated amortization of other intangible assets from the Adtron acquisition by type as of May 27, 2011 and August 27, 2010 (in thousands):

	Weighted	Value at	As of May 27, 2011		As of August 27, 2010
	Avg. Life	Date of	Accumulated	Carrying	Accumulated	Carrying
	(years)	Acquisition	Amortization	Value	Amortization	Value
Amortized intangible assets:
Customer relationships	10	$3,700	$1,203	$2,497	$925	$2,775
Technology	7	2,800	1,300	1,500	1,000	1,800
Company trade name	20	2,040	331	1,709	255	1,785
Leasehold interest	3	260	260	—	203	57
Product names	9	60	22	38	17	43

Total		$8,860	$3,116	$5,744	$2,400	$6,460

Amortization expense related to identifiable intangible assets totaled approximately $0.2 million for both three-month periods ended May 27, 2011 and May 28, 2010 and $0.7 million and $0.8 million for the nine months ended May 27, 2011 and May 28, 2010, respectively. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.
Estimated amortization expenses of these intangible assets for the remainder of fiscal 2011, the next four fiscal years and all years thereafter are as follows (in thousands):

Fiscal Year:	Amount
Remainder of fiscal 2011	$220
2012	879
2013	879
2014	879
2015	678
Thereafter	2,209

Total	$5,744

NOTE 5 — Net Income Per Share
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
The following table sets forth for all periods presented the computation of basic and diluted net income per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010
Numerator:
Net income	$2,272	$14,917	$10,410	$35,591
Denominator:
Weighted average ordinary shares, basic	64,137	62,463	63,405	62,216
Effect of dilutive securities:
Stock options and RSUs	3,511	3,039	3,093	2,627

Weighted average ordinary shares, diluted	67,648	65,502	66,498	64,843

Net income per ordinary share, basic	$0.04	$0.24	$0.16	$0.57

Net income per ordinary share, diluted	$0.03	$0.23	$0.16	$0.55

The Company excluded 2,018,305 and 3,407,397 weighted shares from stock options and RSUs from the computation of diluted net income per share for the three and nine months ended May 27, 2011, respectively, as the effect of their inclusion would have been anti-dilutive. The Company excluded 4,011,221 and 4,607,522 weighted shares from stock options and RSUs from the computation of diluted net income per share for the three and nine months ended May 28, 2010, respectively, as the effect of their inclusion would have been anti-dilutive.

NOTE 6 — Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	May 27,	August 27,
	2011	2010
Raw materials	$43,911	$44,180
Work-in-process	10,504	13,309
Finished goods	43,656	54,614

Total inventories *	$98,071	$112,103

*	As of May 27, 2011 and August 27, 2010, inventory held under service arrangements was approximately 41% of total inventories and of that, the majority is classified as finished goods.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	May 27,	August 27,
	2011	2010
Prepaid ICMS taxes in Brazil *	$—	$11,277
Indemnification receivable for ICMS assessment *	—	4,115
Prepayment for taxes on property and equipment	6,936	2,792
Unbilled receivables	6,586	6,182
Receivable from subcontractors	3,293	3,594
Deferred and other income taxes	1,911	1,197
Other prepaid expenses and other current assets	3,944	4,331

Total prepaid expenses and other current assets	$22,670	$33,488

*	See Note 10 — Commitments and Contingencies.
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	May 27,	August 27,
	2011	2010
Office furniture, software, computers, and equipment	$7,117	$5,751
Manufacturing equipment	93,275	78,901
Leasehold improvements	20,535	18,317

	120,927	102,969
Less accumulated depreciation and amortization	68,422	56,748

Property and equipment, net	$52,505	$46,221

Depreciation expense totaled approximately $5.2 million and $16.2 million for the three and nine months ended May 27, 2011, respectively. Depreciation expense totaled approximately $4.0 million and $11.0 million for the three and nine months ended May 28, 2010, respectively.

Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	May 27,	August 27,
	2011	2010
Prepaid ICMS taxes in Brazil *	$17,360	$6,358
Judicial deposit and indemnification receivable related to Brazil ICMS assessment *	6,888	4,115
Prepayment for taxes on property and equipment	4,564	4,114
Deposits on property and equipment	740	3,076
Other	3,167	3,554

Total other non-current assets	$32,719	$21,217

*	See Note 10 — Commitments and Contingencies.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	May 27,	August 27,
	2011	2010
Accrued employee compensation	$8,387	$15,406
VAT and other transaction taxes payable	5,413	5,966
Accrued joint research and development services *	2,754	—
Accrued warranty reserve	1,207	732
Income taxes payable	—	3,145
Other accrued liabilities	4,216	4,069

Total accrued liabilities	$21,977	$29,318

*	See Note 10 — Commitments and Contingencies.
NOTE 7 — Income Taxes
The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010

Current	$5,457	$7,364	$13,067	$20,535
Deferred	(13)	(10)	273	(31)

Total	$5,444	$7,354	$13,340	$20,504

Income (loss) before provision for income taxes for the three and nine months ended May 27, 2011 and May 28, 2010, consisted of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010

U.S. loss	$(4,788)	$(2,296)	$(22,283)	$(8,290)
Non-U.S. income	12,504	24,567	47,033	64,385

Total	$7,716	$22,271	$23,750	$56,095

The effective tax rates for the three months ended May 27, 2011 and May 28, 2010 were approximately 71% and 33%, respectively. The effective tax rates for the nine months ended May 27, 2011 and May 28, 2010 were approximately 56% and 37%, respectively. The increase in the effective tax rate for the three months ended May 27, 2011, as compared to the three months ended May 28, 2010, and for the nine months ended May 27, 2011, as compared to the nine months ended May 28, 2010 is primarily due to an increase in losses in the U.S. and Puerto Rico (including restructuring charges) that provide no tax benefit and a decline of income being generated in non-U.S. tax jurisdictions that are subject to lower tax rates.

Effective February 1, 2011, the Company began to participate in a Brazilian government investment incentive program, known as “PADIS” (Programa de Apoio do Desenvolvimento Tecnológico da Industria de Semicondutores). This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government approved our application for certain beneficial tax treatment under the PADIS system. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income from the semiconductor portion of our operations. In order to receive the expected benefits, the Company is required to invest 5% of its net semiconductor sales in research and development (“R&D”) activities. While the Company might not meet the required amount of PADIS R&D investments on a quarterly basis, it expects to fulfill this requirement by the end of the calendar year which is the measurement period. In computing the tax expense for the three months and nine months ended May 27, 2011, the Company estimated its annual effective tax rate incorporating the anticipated impact of beneficial tax treatment under the PADIS system, which included the reduction in the Brazil statutory income tax rate from 34% to 9% on semiconductor operations in Brazil.
Also effective February 1, 2011, the Company started to participate in another Brazilian government investment incentive program, known as “PPB” (Lei da Informática — Processo Produtivo Básico). This program is intended to promote local content by allowing qualified PPB companies to sell certain IT products with a reduced rate of the excise tax known as “IPI” (Imposto sobre Produtos Industrializados), as compared to the rate that is required to be collected by non-PPB suppliers. This treatment provides an incentive for certain customers to purchase from the Company because they will not be required to pay the regular level of IPI on their purchases. In order to receive the intended treatment, the Company is required to invest in R&D activities 3% of the difference between its module net sales less its cost to purchase the integrated circuits (“ICs”) from its semiconductor company. While the Company might not meet the required amount of PPB R&D investments on a quarterly basis, it expects to fulfill this requirement by the end of the calendar year which is the measurement period.
As of May 27, 2011, the Company evaluated its valuation allowance on deferred tax assets to determine if a change in circumstances caused a change in judgment regarding the realization of deferred tax assets in future years. The Company has had a cumulative loss for the U.S. in recent years and projects a tax loss for the U.S. in the current fiscal year and for the foreseeable future. A cumulative loss in recent years within the U.S. represents significant evidence in evaluating the need for a valuation allowance on U.S. net deferred tax assets. As a result, the Company continues to record a full valuation allowance on its U.S. deferred tax assets. The Company also projects a tax loss for Puerto Rico in the current fiscal year. During the second quarter of fiscal 2011, the Company initiated a restructuring plan to close its Puerto Rico facility. As of August 27, 2010, the Company had net deferred taxes of approximately $48 thousand at its Puerto Rico facility. The Company anticipates no future taxable income to realize the tax benefit of existing Puerto Rico deferred tax assets. As a result, the Company has recorded a full valuation allowance on its Puerto Rico deferred tax assets.
As of May 27, 2011, the liability for uncertain tax positions was $0.2 million.
NOTE 8 — Indebtedness
On March 28, 2005, the Company issued $125.0 million in senior secured floating rate notes due on April 1, 2012 (the “144A Notes”) in an offering exempted from registration under the Securities Act of 1933, as amended (the “Offering”). The 144A Notes were jointly and severally guaranteed on a senior basis by all of our restricted subsidiaries, subject to limited exceptions. In addition, the 144A Notes and the guarantees were secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. The 144A Notes accrued interest at the three-month London Inter Bank Offering Rate, or LIBOR, plus 5.50% per annum, payable quarterly in arrears, and were redeemable under certain conditions and limitations. The 144A Notes were then registered and exchanged for the senior secured floating rate exchange notes (the “Notes”) on October 27, 2005. The terms of the Notes are identical in all material respects to the terms of the 144A Notes, except that the transfer restrictions and registration rights related to the 144A Notes do not apply to the Notes. On August 13, 2008, the Company de-registered the Notes with the SEC to suspend on-going reporting obligations to file reports under Sections 13 and 15(d) with respect to the Notes. The indenture relating to the Notes contains various covenants including limitations on our ability to engage in certain transactions and limitations on our ability to incur debt, pay dividends and make investments. The Company was in compliance with such covenants as of May 27, 2011.
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
On October 13, 2009, the Board of Directors approved up to $25.0 million to repurchase and/or redeem a portion of the outstanding Notes, excluding unpaid accrued interest. On October 22, 2009, using available cash, the Company repurchased and retired a portion of the Notes representing $26.2 million of aggregate principal for $25.0 million; at 95.5% of the principal or face amount. In connection with the repurchase, a gain of $1.2 million was recognized in other income (expense) in fiscal 2010, offset by a $0.4 million write-off of debt issuance costs. As of August 27, 2010, the aggregate principal amount of Notes that remained outstanding was $55.1 million. As of May 27, 2011, the Notes that remained outstanding are classified as current liabilities on the accompanying condensed consolidated balance sheet and their fair value was estimated to be approximately $55.1 million.

The Company also has a senior secured credit facility in the amount of $35 million with Wells Fargo Bank. As of April 30, 2010, SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico) Inc., as borrowers (the “Borrowers”), entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”), with the lenders identified therein (the “Lenders”) and Wells Fargo Bank, National Association, as the arranger, administrative agent and security trustee for the Lenders. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility.” The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees are secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. The Company has not borrowed under the WF Credit Facility since November 2007 and had no borrowings outstanding as of May 27, 2011. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of May 27, 2011 and expects to be able to satisfy the financial covenants in the future, it may not meet the financial covenants or financial condition test during all periods before it expires on April 30, 2012 and therefore may not be able to borrow funds if and when it needs funds in the future.
NOTE 9 — Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis include the following (in thousands):

	Quoted Prices in	Observable/
	Active Markets	Unobservable
	for Identical	Inputs	Significant
	Assets or	Corroborated by	Unobservable
	Liabilities	Market Data	Inputs
	Level 1	Level 2	Level 3	Total
Balances as of May 27, 2011:
Assets:
Cash	$118,569	$—	$—	$118,569
Money market funds	13,168	—	—	13,168

Total assets measured at fair value (1)	$131,737	$—	$—	$131,737

Balances as of August 27, 2010:
Assets:
Cash	$45,657	$—	$—	$45,657
Money market funds	69,817	—	—	69,817

Total assets measured at fair value (1)	$115,474	$—	$—	$115,474

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
NOTE 10 — Commitments and Contingencies
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
The following table reconciles the changes in the Company’s accrued warranty reserve (in thousands):

Nine Months Ended
May 27,
2011
Balance of accrual at August 27, 2010	$732
Settlement of warranty claims	(687)
Provision for product warranties	1,162

Balance of accrual at May 27, 2011	$1,207

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
Technology Access and Development Agreements
During the first quarter of fiscal 2011, the Company entered into a strategic joint development project with a semiconductor company. On November 24, 2010, the Company signed a Technology Access Agreement (“TAA”) with this strategic partner which allowed the Company access to certain in-process technology as developed to date by the semiconductor company in order to accelerate the development of the Company’s solid state drives (“SSDs”). In connection with the TAA, the Company also entered into a development agreement under which the Company will compensate the semiconductor company for the development of this in-process technology into a commercially viable product. The total consideration to be paid by the Company to the semiconductor company under the access and development arrangements is $10.0 million, of which $7.0 million was paid on November 29, 2010 and the remaining $3.0 million will be paid in installments as milestones are achieved under the development agreement. The Company determined that the relative fair value of the technology access charge and the development agreement was approximately $7.5 million and $2.5 million, respectively based on the terms and conditions of the agreements and the expected future discounted cash flows of the SSD products.

In the first quarter of fiscal 2011, the Company recognized a technology access charge of $7.5 million associated with the TAA since the technological feasibility associated with this in-process technology had not yet been established and there were remaining development costs to be incurred to complete the development of this technology into a commercially viable product. In addition, the access and use of this in-process technology was restricted only to this development project and thus, there were no alternative future uses by the Company of this in-process technology. The Company also recognized research and development expenses of $0.3 million and $2.2 million during the third quarter and first nine months of fiscal 2011, respectively, associated with the development agreement, which represented the effort incurred by the semiconductor company under the development agreement during the respective periods.
Legal Matters
From time to time the Company is involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property, employment and shareholder litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the cases pending, including those set forth below. Except as noted below, the Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such legal matters, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements. In the Company’s opinion, the estimated resolution of these disputes and litigation is not expected to have a material impact on its consolidated financial position, results of operations or cash flow.
Tessera
On December 7, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930 (“Tariff Act”), 19 U.S.C. § 1337, in the U.S. International Trade Commission (“ITC”) against a subsidiary of the Company, as well as several other respondents. Tessera alleged that “small-format Ball Grid Array (“BGA”) semiconductor packages” and products containing such semiconductor packages, including memory module products sold by the Company, infringe certain claims of United States Patent Nos. 5,697,977; 6,133,627; 5,663,106 and 6,458,681 (the “Asserted Patents”). On January 3, 2008, the ITC instituted an investigation entitled, “In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III)”, Inv. No. 337-TA-630. In May 2008, Tessera withdrew one of the four Asserted Patents (U.S. Patent No. 6,458,681) from the ITC investigation. On December 29, 2009, the ITC issued a final determination stating that there has been no violation of §337 of the Tariff Act, and that it had terminated the investigation (the “Final Determination”). In the Final Determination, the ITC found no infringement by the Company’s subsidiary. As the ‘627 and ‘977 patents expired in September 2010, Tessera only appealed the Final Determination as to the ‘106 patent. On May 23, 2011 the U.S. Court of Appeals issued a decision which affirmed the ITC decision that respondents do not infringe the ‘106 patent and that to the extent that the accused products were packaged by Tessera licensed packaging houses, Tessera’s patent claims are exhausted. On the other two patents, the court ruled that because those patents have expired, the decision on the patents as well as the appeal of the decision were moot and the court ordered that the portion of the Final Determination relating to the ‘627 and ‘977 patents be vacated.
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
Creative Mobile Technologies
On March 7, 2011, Creative Mobile Technologies LLC (“CMT”) filed a complaint in the Supreme Court of the State of New York, County of Queens, alleging, among other things, breach of contract, fraud and fraud in the inducement, and negligent misrepresentation. The allegations are in connection with the sale of certain display and embedded products starting in calendar year 2008, and a settlement agreement and release entered into between CMT and the Company in December 2009 (the “CMT Settlement Agreement”). CMT is seeking a rescission of the CMT Settlement Agreement and punitive and other damages not less than $7.5 million.
The Company believes that it has valid defenses against CMT’s claims which the Company believes are without merit. The Company intends to vigorously defend this lawsuit and to file counterclaims against CMT to, among other things, seek to recover moneys owed to the Company by CMT. The Company believes that the likelihood of any material charge for this matter is remote.
On April 11, 2011, the Company moved to dismiss the complaint on several grounds, including that CMT was bound by a valid and enforceable forum selection clause to assert its claims in California. On May 10, 2011 the court entered an order granting the Company’s motion to dismiss the case based on the forum selection clause and the case was dismissed without prejudice to CMT’s ability to re-file in California. CMT has filed a notice of appeal for which briefs have not yet been filed.

Litigation Related to Potential Acquisition
Four putative class action lawsuits relating to the proposed acquisition of the Company have been filed in the Superior Court of the State of California, County of Alameda on behalf of the Company’s shareholders against the Company, members of its Board of Directors, and other defendants. Walpole v. SMART Modular Technologies, Inc. et al., No. RG11573587 (the “Walpole Action”) was filed on April 29, 2011. Peters v. Ajay Shah et al., No. RG11574156 was filed on May 4, 2011. Marder v. SMART Modular Technologies, Inc. et al., No. RG11575180 and Wilkes v. Ajay Shah et al., No. RG11575013 were filed on May 10, 2011. On or about June 10, 2011, the court consolidated the actions for all purposes, designating the Walpole Action as the lead case. The complaints generally allege that the Company and members of its Board of Directors breached their fiduciary duties by causing the Company to enter into the Merger Agreement pursuant to an unfair process and at a price that undervalues the Company. The complaints further assert that Silver Lake Partners III, L.P., Silver Lake Sumeru Fund, L.P., and their affiliates aided and abetted those alleged breaches of duty. The actions seek damages as well as declaratory and injunctive relief, including an order prohibiting consummation of the Merger or rescinding the Merger if consummated. The Company believes these claims are without merit, and intends to vigorously defend against them, however, the Company cannot make an assessment at this time as to the amount or range of the liability, if any, resulting from such claims.
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
In June 2010, SMART Brazil instituted a judicial proceeding requesting an injunction in relation to the Assessment which injunction was granted on June 16, 2010. In connection with this injunction, on June 17, 2010, SMART Brazil made a judicial deposit (the deposit, as may be increased from time to time is referred to as the “Judicial Deposit”) in the amount of the Assessment at that time which totaled $4.1 million (or 7.2 million Brazilian Reais, or “BRL”). As of August 27, 2010, the Company reflected the Judicial Deposit in the amount of $4.1 million as an indemnification receivable for ICMS assessment under prepaid expenses and other current assets, and as a judicial deposit and indemnification receivable related to Brazil ICMS assessment under other non-current assets on its consolidated balance sheet.
In October 2010, the attorneys appointed by Flextronics filed a proceeding in the judicial sphere aiming, among other things, to: (i) dispute the enforceability of the state legislation that is involved in the Assessment; and (ii) dispute the penalties against SMART Brazil. On March 8, 2011, the Company and certain of its subsidiaries entered into a Private Deed of Settlement and Release with Flextronics (the “Flextronics Settlement Agreement”) pursuant to which Flextronics agreed to pay to SMART Brazil $4.5 million (or 7.5 million BRL) as a reimbursement of the Judicial Deposit balance. On March 23, 2011, SMART Brazil received this reimbursement. As of May 27, 2011, the Judicial Deposit increased to $4.6 million (or 7.2 million BRL) due to accrued interest and exchange rate fluctuations. Until the proceedings in connection with the Assessment are resolved, the Judicial Deposit will continue to be held by the tax authorities and may continue to increase.
As of May 27, 2011, the Company’s unaudited condensed consolidated balance sheet reflects both a long-term liability under other long-term liabilities for the Assessment and a corresponding long-term judicial deposit and indemnification receivable related to Brazil ICMS assessment under other non-current assets for approximately $6.9 million (or 10.8 million BRL). These amounts are based on figures posted on a government website where assessments are listed and include interest on the tax, punitive penalties, interest on the penalties, and attorney’s fees. The balance of the Assessment increases daily.
On May 13, 2011, SMART Brazil received a notice indicating that the State of Sao Paulo had commenced a tax foreclosure proceeding against SMART Brazil in connection with the Assessment. The Company believes that the Assessment, as revised, as well as the defense of the foreclosure proceedings, are covered by the indemnity from Solectron and/or Flextronics discussed herein and as such, the likelihood of a material adverse effect on the Company’s cash flows, results of operations or financial condition is not probable. While the Company believes that the Assessment as revised and the defense of the foreclosure proceedings are subject to the indemnity, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

Prepaid ICMS Taxes in Brazil
Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. The Company was originally advised by tax counsel that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. In order to post the deposit, in June 2010 SMART Brazil instituted the judicial proceeding and made the Judicial Deposit as discussed above. Until the proceedings in connection with the Assessment are resolved, the Judicial Deposit will continue to be held by the tax authorities and may continue to increase.
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
Effective February 1, 2011, in connection with its participation in a Brazilian government investment incentive program, known as “PADIS”, SMART Brazil spun off the module manufacturing operations into SMART do Brazil, a separate subsidiary. Also effective February 1, 2011, SMART do Brazil started to participate in another Brazilian federal government investment incentive program, known as “PPB”. This program is intended to promote local content by allowing qualified PPB companies to sell certain IT products with a reduced rate of the excise tax known as “IPI”, as compared to the tax rate that is required to be collected by non-PPB suppliers. In connection with this spin off, SMART do Brazil has also applied for a tax benefit from the State of Sao Paulo in order to obtain for this second subsidiary, a deferral of state ICMS. This tax benefit is referred to as State PPB, or CAT 14. CAT 14 allows taxpayers engaged in the computer industry that were granted with the IPI tax benefit, to import and purchase from suppliers located within the State of Sao Paulo, with a deferral of the ICMS imposed on imports and other local purchases. The Company has been advised by its tax counsel that it is eligible for CAT 14; however, the approval has not yet been received. As a result, from February 1, 2011 until the CAT 14 approval is granted, SMART do Brazil will not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART do Brazil’s imports and inputs. There will be no refund of ICMS tax credits that accumulate while SMART do Brazil waits for its CAT 14 approval. While there can be no assurance that the CAT 14 approval will be obtained, the Company believes that obtaining the tax benefit is probable.
As of May 27, 2011, the accumulated ICMS tax credits reported on the Company’s unaudited condensed consolidated balance sheet was $17.4 million (or 27.3 million BRL), classified as other non-current assets on the accompanying condensed consolidated balance sheet. Due to the delay in getting the CAT14 approval, the Company expects its accumulated ICMS tax credit balance to increase in the next fiscal quarter and as there is no net recovery projected in the next 12 months, as of May 27, 2011, the tax credits are classified as non-current assets.
It is expected that the excess ICMS credits will be recovered primarily in fiscal 2012 through fiscal 2014. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approval of SMART do Brazil’s CAT 14 application, timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter-state mix of sales, the utilization of appropriation of credits and debits between the Company’s two subsidiaries in Brazil, and the amount of semiconductor wafer and component imports. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to fully recover the ICMS credits accumulated to date, resulting in a reclassification of ICMS credits from current to non-current, or vice versa. The accumulation of the excess credits had an adverse impact on the Company’s cash flows and while the Company expects to recover these excess credits, there can be no absolute assurance that the ICMS credits will be fully recoverable.
NOTE 11 — Segment and Geographic Information
The Company operates in one operating segment: the design, manufacture, and sale of electronic subsystem products and services to the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis.

A summary of the Company’s net sales and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010
Geographic net sales:
U.S.	$41,819	$59,040	$128,845	$150,094
Brazil	68,578	88,897	270,807	199,570
Asia	43,226	38,178	119,533	94,054
Europe	6,247	9,626	18,349	28,088
Other Americas	4,609	5,494	13,853	12,632

	$164,479	$201,235	$551,387	$484,438

	May 27,	August 27,
	2011	2010
Property and equipment, net:
U.S.	$6,105	$6,298
Brazil	38,535	32,175
Malaysia	7,671	7,705
Other	194	43

	$52,505	$46,221

NOTE 12 — Major Customers
A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to SMART’s major customers, defined as net sales in excess of 10% of total net sales or those who have outstanding customer accounts receivable balance at the end of each fiscal period of 10% or more of total net accounts receivable, are as follows:

	Percent of Net Sales
	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010
Customer A	19%	21%	20%	22%
Customer B	12%	15%	13%	16%
Customer C	12%	15%	15%	14%
As of May 27, 2011, approximately 36%, 25% and 13% of accounts receivable were concentrated with Customers A, B and C, respectively. As of August 27, 2010, approximately 42%, 26% and 9% of accounts receivable were concentrated with Customers A, B and C, respectively. The loss of a major customer or a significant reduction in revenue or nonpayment of accounts receivable from a major customer could have a material adverse effect on the Company’s business, results of operations and financial condition.
NOTE 13 — Restructuring
During the second quarter of fiscal 2011, the Company initiated a restructuring plan to close its Puerto Rico facility as a result of a continuing long-term decline in production at the location. In the three and nine months ended May 27, 2011, we recognized restructuring costs of $0.5 million and $3.3 million, respectively, for severance and severance-related benefits, assets/facility-related costs and other exit costs.
The following table summarizes the restructuring accrual activity for the nine months ended May 27, 2011 (in thousands):

	Severance and	Assets/Facility
	Benefits	Related	Other	Total
Accrual as of August 27, 2010	$—	$—	$—	$—
Restructuring charges	2,831	—	—	2,831

Accrual as of February 25, 2011	2,831	—	—	2,831
Restructuring charges	16	303	161	480
Non-cash charges	—	(42)	—	(42)
Cash payment	(2,761)	(210)	(47)	(3,018)

Accrual as of May 27, 2011	$86	$51	$114	$251

The restructuring accrual as of May 27, 2011 is mostly expected to be paid by August 2011 and is recorded under accrued liabilities in the accompanying condensed consolidated balance sheets. There were no restructuring activities for the three and nine months ended May 28, 2010.
NOTE 14 — Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010
Foreign currency gains	$433	$385	$521	$338
Insurance settlement*	1,435	—	1,435	—
Legal settlement**	—	—	—	3,044
Gain on early repayment of long-term debt	—	—	—	1,178
Other	179	223	926	565

Total other income, net	$2,047	$608	$2,882	$5,125

*	In May 2011, the Company received an insurance settlement from a claim filed in fiscal 2009.

**	In December 2009, the Company received a legal settlement as a non-active participant, class member in a class action against certain component suppliers initiated in 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements as these are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 27, 2010 filed with the SEC on November 3, 2010 as revised in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended November 26, 2010 filed with the SEC on January 4, 2011 and in our Quarterly Report on Form 10-Q for the three months ended February 25, 2011 filed with the SEC on April 1, 2011, as well as in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q below. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Since the Acquisition, we have repositioned our business by focusing on delivery of certain higher value added products, diversifying our end markets and our capabilities, extending into new vertical markets, creating more technically engineered products and solutions, migrating manufacturing to low cost regions and controlling expenses. In fiscal 2006, we completed a new manufacturing facility in Atibaia, Brazil where we import finished wafers, package them into memory integrated circuits and build memory modules. In fiscal 2008, we acquired Adtron Corporation (“Adtron”), a leading designer and global supplier of high performance and high capacity SSDs for the defense, aerospace and industrial markets which we renamed to SMART Modular Technologies (AZ), Inc. In fiscal 2010, we expanded our development of SSD products and continue to do so in fiscal 2011 to address the significant growth opportunities in the enterprise market. Also in fiscal 2010, we invested in our Brazilian operations to launch initial flash production which began in fiscal 2011 and, in fiscal 2011 we continued to invest in this initiative.
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
In February 2011, we announced the closure of our Puerto Rico facility as a result of a continuing long-term decline in production at this facility. In the second quarter of fiscal 2011, we recognized restructuring charges of $2.8 million for severance and severance-related benefits which were largely paid out during the third quarter of fiscal 2011. In the third quarter of fiscal 2011, we recognized restructuring charges of $0.5 million, consisting of asset and facility-related costs associated with the closure of the Puerto Rico facility and other exit costs. Our Puerto Rico product lines accounted for five percent or less of net sales for the first nine months of fiscal 2011 and for fiscal year 2010. Products that were manufactured in our Puerto Rico facility can be built in our other facilities if necessary; therefore we do not believe the closing of this facility will have a material impact on our sales, operating results or our financial condition.
On April 26, 2011, we announced that we agreed to be acquired by entities formed by private equity funds Silver Lake Partners III, L.P. (“Silver Lake Partners”) and Silver Lake Sumeru Fund, L.P. (“Silver Lake Sumeru”) for $9.25 per share in cash in a transaction valued at approximately $645 million in equity value (the “Merger”) as of the date the deal was announced. We expect the Merger to close in the third calendar quarter of 2011 contingent on the satisfaction of all closing conditions including shareholder approval. In the third quarter of fiscal 2011, we incurred and expensed $3.5 million of acquisition costs in connection with the Merger. Please refer to Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
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

Cost of Sales
The most significant components of cost of sales are materials, fixed manufacturing costs, labor, depreciation, freight and customs charges. Increases in capital expenditures may increase our future cost of sales due to higher levels of depreciation expense. Cost of sales also includes any inventory write-downs. We may write down inventory for a variety of reasons, including obsolescence, excess quantities and declines in market value to below our cost.
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
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make certain estimates that affect the reported amounts in our financial statements. We evaluate our estimates on an ongoing basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2011	2010	2011	2010

Service revenue, net	$8,255	$10,751	$28,327	$28,493
Cost of sales — service (1)	267,106	259,310	748,429	624,304

Gross billings for services	275,361	270,061	776,756	652,797
Product net sales	156,224	190,484	523,060	455,945

Gross billings to customers	$431,585	$460,545	$1,299,816	$1,108,742

Product net sales	$156,224	$190,484	$523,060	$455,945
Service revenue, net	8,255	10,751	28,327	28,493

Net sales	$164,479	$201,235	$551,387	$484,438

(1)	Represents cost of sales associated with service revenue reported on a net basis.
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
Stock-Based Compensation
We account for stock-based compensation under ASC 718, Compensation – Stock Compensation, which requires us to recognize expenses in our statement of operations related to all share-based payments, including grants of stock options and RSUs, based on the grant date fair value of such share-based awards. The key assumptions used in valuing share-based awards are described in Note 3 to the Unaudited Condensed Consolidated Financial Statements.
Results of Operations
The following is a summary of our results of operations for the three and nine months ended May 27, 2011 and May 28, 2010 (in millions):

	Three Months Ended(1)				Nine Months Ended(1)
	May 27,	% of	May 28,	% of	May 27,	% of	May 28,	% of
	2011	sales	2010	sales	2011	sales	2010	sales

Net sales	$164.5	100%	$201.2	100%	$551.4	100%	$484.4	100%
Cost of sales	132.1	80%	155.7	77%	446.5	81%	368.2	76%

Gross profit	32.4	20%	45.5	23%	104.9	19%	116.3	24%

Research and development	7.7	5%	6.7	3%	23.7	4%	17.6	4%
Selling, general and administrative	15.2	9%	16.3	8%	45.2	8%	44.0	9%
Acquisition costs	3.5	2%	—	—	3.5	1%	—	—
Restructuring charges	0.5	0%	—	—	3.3	1%	—	—
Technology access charge	—	—	—	—	7.5	1%	—	—

Total operating expenses	26.9	16%	23.0	11%	83.3	15%	61.6	13%

Income from operations	5.5	3%	22.5	11%	21.6	4%	54.6	11%
Interest income (expense), net	0.2	0%	(0.8)	0%	(0.8)	0%	(3.7)	-1%
Other income, net	2.0	1%	0.6	0%	2.9	1%	5.1	1%

Total other income (expense)	2.2	1%	(0.2)	0%	2.1	0%	1.5	0%

Income before provision for income taxes	7.7	5%	22.3	11%	23.8	4%	56.1	12%
Provision for income taxes	5.4	3%	7.4	4%	13.3	2%	20.5	4%

Net income	$2.3	1%	$14.9	7%	$10.4	2%	$35.6	7%

(1)	Summations may not compute precisely due to rounding.
Three and Nine Months Ended May 27, 2011 as Compared to the Three and Nine Months Ended May 28, 2010
Net Sales
Net sales for the three months ended May 27, 2011 were $164.5 million, an 18% decrease from $201.2 million for the three months ended May 28, 2010. This decrease was primarily due to a decline in DRAM prices in the third quarter of fiscal 2011 as compared to the same period a year ago, partially offset by strength in PC and notebook end-user demand in Brazil and increased demand for our solid state storage products. Investments to increase capacity at our Brazil operations have enabled us to meet strong end-user demand by substantially increasing unit volume. However, the unit volume increases could not offset the impact of the decline in the DRAM prices on our net sales during this period.

Net sales for the nine months ended May 27, 2011 were $551.4 million, a 14% increase from $484.4 million for the nine months ended May 28, 2010. This increase was primarily due to strong net sales in the first three months of fiscal 2011 which increased 76% compared to the same period in fiscal 2010, which included strength in PC and notebook end-user demand in Brazil and increased demand for our solid state storage products. Unit volume increases in the nine months ended May 27, 2011 offset the substantial decline in DRAM prices during this period as compared to the same period last year. Our solid state storage products also grew significantly due to increased demand for our enterprise and defense products and our embedded flash drives. We believe that pricing in the DRAM market appears to have stabilized when compared to the substantial declines in DRAM pricing we experienced throughout the first half of fiscal 2011.
Cost of Sales
Cost of sales for the three months ended May 27, 2011 was $132.1 million, a 15% decrease from $155.7 million for the three months ended May 28, 2010. The decrease in cost of sales was primarily due to a $22.3 million decrease in the cost of products resulting from the decrease in net sales and the decline in DRAM pricing as discussed above. In addition, our factory overhead and other components of cost of sales decreased by $1.3 million, primarily due to decreased bonus, customs clearance and warranty expenses, offset by increased depreciation expense of $1.0 million primarily due to our continued capital investment to expand capacity primarily in Brazil.
Cost of sales for the nine months ended May 27, 2011 was $446.5 million, a 21% increase from $368.2 million for the nine months ended May 28, 2010. The increase in cost of sales was primarily due to a $68.4 million increase in the cost of products resulting from the increase in net sales as discussed above. Our factory overhead and other components of cost of sales also increased by $9.9 million, primarily due to increased volume, especially in Brazil, as well as higher payroll and other employee-related expenses due to increased headcount and higher depreciation expense of $4.4 million primarily due to our continued capital investment to expand capacity primarily in Brazil.
Gross Profit
Gross profit for the three months ended May 27, 2011 was $32.4 million, a 29% decrease from $45.5 million for the three months ended May 28, 2010. The decrease in gross profit was primarily due to the decrease in net sales discussed above, partially offset by volume increases as described above. Gross profit was also negatively impacted by the fact that our Brazil module pricing adjusts faster than our inventory turns which lowers gross profit in a declining price environment. Gross profit for the nine months ended May 27, 2011 was $104.9 million, a 10% decrease from $116.3 million for the nine months ended May 28, 2010. The decrease in gross profit was primarily due to the rapid decline in the DRAM module selling prices and the fact that Brazil module prices declined faster than the cost of inventory as previously discussed.
Gross profit percentage decreased to 20% for the three months ended May 27, 2011 from 23% for the three months ended May 28, 2010. Gross profit percentage decreased to 19% for the nine months ended May 27, 2011 from 24% for the nine months ended May 28, 2010. These decreases in gross profit percentage were primarily due to increased cost of products as a percentage of net sales resulting from the rapid decline in DRAM prices which reduced the selling prices of our modules in Brazil. In addition, gross profit percentage was also negatively impacted by an unfavorable mix of products sold during the periods.
Research and Development Expenses
Research and development (“R&D”) expenses for the three months ended May 27, 2011 were $7.7 million, a 15% increase from $6.7 million for the three months ended May 28, 2010. R&D expenses for the nine months ended May 27, 2011 were $23.7 million, a 35% increase from $17.6 million for the nine months ended May 28, 2010. These increases were primarily due to increased spending on development of enterprise SSDs, which included $0.2 million and $2.2 million of R&D expenses incurred under a development agreement with a strategic partner for the three and nine months ended May 27, 2011, respectively, as well as higher payroll and other employee-related expenses due to a 20% increase in R&D headcount, partially offset by lower bonus expense. During the remainder of fiscal 2011, we expect to further increase R&D spending on enterprise SSDs and to initiate spending on our recently announced corporate R&D center in Brazil.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended May 27, 2011 were $15.2 million, a 7% decrease from $16.3 million for the three months ended May 28, 2010. Sales and marketing expenses decreased by $0.3 million primarily due to lower payroll and other employee-related expenses resulting from decreased headcount, as well as lower commissions resulting from the decline in sales. General and administrative expenses decreased $0.8 million primarily due to lower bonus expense.
SG&A expenses for the nine months ended May 27, 2011 were $45.2 million, a 3% increase from $44.0 million for the nine months ended May 28, 2010. Sales and marketing expenses decreased by $0.1 million primarily due to lower bonus expense, partially offset by higher commissions resulting from the growth in sales. General and administrative expenses increased $1.3 million primarily due to increased payroll and other employee-related expenses, higher professional service expenses mostly in Brazil, and increases in stock-based compensation expense, all partially offset by lower bonus expense.

Acquisition costs
In the third quarter of fiscal 2011, we announced a Merger with affiliates of Silver Lake Partners and Silver Lake Sumeru. We expect the Merger to close in the third calendar quarter of 2011 contingent on the satisfaction of all closing conditions, including receipt of shareholder and regulatory approvals. We incurred and expensed $3.5 million of acquisition costs for the three months ended May 27, 2011 for professional services in connection with the Merger. Please refer to Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
Restructuring Charges
During the second quarter of fiscal 2011, we initiated a restructuring plan to close our Puerto Rico facility as a result of a continuing long-term decline in production at the location. In the three and nine months ended May 27, 2011, we recognized restructuring costs of $0.5 million and $3.3 million, respectively, for severance and severance-related benefits, assets/facility-related costs and other exit costs. The severance costs were largely paid out during the third quarter of fiscal 2011, with the majority of the remaining costs to be paid by August 2011. There were no restructuring charges in the three and nine months ended May 28, 2010. Please refer to Note 13 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
Technology Access Charge
During the nine months ended May 27, 2011, a one-time technology access charge of $7.5 million was incurred to gain access to in-process technology in order to accelerate our development of enterprise SSDs. Please refer to Note 10 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
Interest Income (Expense), net
Net interest income for the three months ended May 27, 2011 was $0.2 million compared to net interest expense of $0.8 million for the three months ended May 28, 2010. The increase in net interest income was primarily due to an $0.8 million increase in interest income due to higher amounts on deposit, as well as a $0.2 million decrease in interest expense mostly resulting from the expiration of an interest swap agreement in April 2010.
Net interest expense for the nine months ended May 27, 2011 was $0.8 million compared to $3.7 million for the nine months ended May 28, 2010. The decrease in net interest expense was primarily due to a $2.0 million decrease in interest expense resulting from lower outstanding long-term debt, the expiration of an interest swap agreement in April 2010 and a $0.9 million increase in interest income due to higher amounts of deposit.
Other Income, net
Net other income for the three months ended May 27, 2011 was $2.0 million compared to $0.6 million for the three months ended May 28, 2010. This increase was primarily due to a $1.4 million insurance settlement received from a claim.
Net other income for the nine months ended May 27, 2011 was $2.9 million compared to $5.1 million for the nine months ended May 28, 2010. This decrease was largely due to a $3.0 million gain from a legal settlement in the first nine months of fiscal 2010 and a $1.2 million gain on the partial repurchase of a portion of our long-term debt in the first nine months of fiscal 2010, both of which did not recur in fiscal 2011, offset by a $1.4 million insurance settlement received in the first nine months of fiscal 2011.
Provision for Income Taxes
The effective tax rates for the three months ended May 27, 2011 and May 28, 2010 were approximately 71% and 33%, respectively. The effective tax rates for the nine months ended May 27, 2011 and May 28, 2010 were approximately 56% and 37%, respectively. These increases were primarily due to an increase in losses in the U.S. and Puerto Rico (including restructuring charges) that provided no tax benefit and a decline of income being generated in non-U.S. tax jurisdictions that are subject to lower tax rates.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our senior secured floating rate notes that remain outstanding. We also have an unutilized senior secured revolving credit facility available. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, potential acquisitions, research and development expenditures and working capital requirements. From time to time, surplus cash may be used to pay down long-term debt to reduce interest expense.

Cash and cash equivalents consist of funds held in demand deposit accounts, money market funds and certificates of deposit. Cash is held in multiple jurisdictions outside the United States. There are no significant restrictions or tax costs on the transfer of or repatriation of such assets.
Debt Service
As of May 27, 2011, we had total short-term indebtedness of $55.1 million, which represents the aggregate principal amount under the Notes (defined below) that remain outstanding and are due April 2012.
Senior Secured Floating Rate Exchange Notes Due April 2012 (the “Notes”). As of May 27, 2011, the Notes bear an interest rate of 5.80%, which is equal to LIBOR plus 5.50% per annum, and are guaranteed by most of our subsidiaries. The interest rate is reset quarterly. The guarantees are secured on a second-priority basis by the capital stock of, or equity interests in, most of our subsidiaries and substantially all of our and most of our subsidiaries’ assets. Interest on the Notes is payable quarterly in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with such covenants as of May 27, 2011.
Senior Secured Revolving Line of Credit Facility. The Company has a senior secured revolving credit facility in the amount of $35 million with Wells Fargo Bank. On April 30, 2010, the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Third Amendment”) was entered into by and among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited, and SMART Modular Technologies (Puerto Rico), Inc., as borrowers (the “Borrowers”), and Wells Fargo Bank, National Association, as arranger, administrative agent and security trustee for the Lenders named therein. The Second Amended and Restated Loan and Security Agreement dated April 30, 2007, as amended by the First Amendment dated November 26, 2008, the Second Amendment dated August 14, 2009 and the Third Amendment dated April 30, 2010, is referred to as the “WF Credit Facility”. The WF Credit Facility is jointly and severally guaranteed on a senior basis by all of our subsidiaries, subject to limited exceptions. In addition, the WF Credit Facility and the guarantees are secured by the capital stock of, or equity interests in, most of the Company’s subsidiaries and substantially all of the Company’s and most of its subsidiaries’ assets. As a result of the Third Amendment, the Maturity Date, as defined in the WF Credit Facility, was extended to April 30, 2012, and the Company is again required to comply with certain financial covenants as modified and as set forth in the WF Credit Facility. The Base Rate Margin and LIBOR Rate Margin, as defined in the WF Credit Facility, were changed to 1.25% and 2.25%, respectively. While the Company was in compliance with the financial covenants required to borrow funds under the WF Credit Facility as of May 27, 2011 and expects to be able to satisfy such financial covenants in the future, we may not meet the financial covenants during all periods. If we do not meet the financial covenants or financial condition test, we will be in default of the WF Credit Facility and, among other things, we will be unable to borrow under the WF Credit Facility if and when we need the funds in the future. We have not borrowed under the WF Credit Facility since November 2007 and we had no borrowings outstanding as of May 27, 2011.
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
Sources and Uses of Funds
On October 13, 2009, the Board of Directors approved up to $25.0 million, excluding unpaid accrued interest, to repurchase and/or redeem a portion of the outstanding Notes. On October 22, 2009, using available cash, we repurchased and retired $26.2 million of aggregate principal amount of Notes for $25.0 million; at 95.5% of the principal or face amount. As of May 27, 2011, the aggregate principal amount under the Notes that remain outstanding was $55.1 million, which is due April 2012. We expect to redeem all outstanding Notes in connection with the Merger. If the Merger does not close, we may repurchase additional Notes prior to this maturity date.
In Brazil, an ICMS Special Ruling tax benefit received from the Sao Paulo State tax authorities expired on March 31, 2010. Even though we filed a timely application for renewal with the appropriate authorities on January 27, 2010, the renewal was not received until August 4, 2010. As a result, starting on April 1, 2010, we began accruing excess ICMS credits. On June 22, 2010, the Sao Paulo tax authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling to continue utilizing the benefit until a final conclusion on the renewal request was rendered. For the period from April 1, 2010 through June 22, 2010, SMART Brazil was required to pay ICMS taxes on imports for which we received related tax credits. As of May 27, 2011, we had a balance of $17.4 million (or 27.3 million BRL) of ICMS credits which we expect to recover over a period of time through fiscal 2014. We expect this balance to increase by approximately $4 million per month until we receive the CAT 14 approval which we expect in the near future. Please refer to Contingencies under Note 10 of our Notes to Unaudited Condensed Consolidated Financial Statements for more details.

We anticipate that our existing cash and anticipated cash generated from operations will be sufficient to meet our working capital needs, fund our required and planned R&D and capital expenditures, and service the requirements on our debt obligations for at least the next 12 months including the payoff of the Notes due in April 2012. Our ability to fund our cash requirements or to refinance our indebtedness beyond the next 12 months will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.
In fiscal 2010, our capital expenditures were 4% of net sales due to capacity expansion and the initiation of flash packaging in Brazil. In fiscal 2011, we expect our capital expenditures to be approximately 3 to 4% of net sales primarily due to our Brazil operations, establishing our corporate research and development center in Brazil, manufacturing equipment upgrades and/or acquisitions, IT infrastructure and software upgrades.
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
Historical Trends
Historically, our financing requirements have been funded primarily through cash generated by operating activities. As of May 27, 2011, our cash and cash equivalents were $131.7 million.
Cash Flows from Operating Activities. Net cash provided by operating activities of $19.8 million for the nine months ended May 27, 2011 was primarily comprised of $10.4 million from net income and $24.8 million from non-cash expenses offset by $15.4 million from changes in our operating assets and liabilities. The $15.4 million change in operating assets and liabilities includes cash generated from a reduction in accounts receivable of $32.5 million and an inventory decrease of $16.2 million. The reduction in accounts receivable was mostly due to improved collections. In addition, both the accounts receivable and inventory decreases were related to lower gross sales during the third quarter of fiscal 2011. This was offset by a decrease in accounts payable of $58.2 million, a decrease in accrued liabilities of $3.6 million and an increase in prepaid expenses and other assets of $2.3 million. The decrease in accounts payable was primarily due to reduced inventory purchases, as well as increased early payment discounts taken during the period.
Net cash used in operating activities of $4.1 million for the nine months ended May 28, 2010 was primarily comprised of $57.4 million change in our net operating assets and liabilities, offset by $35.6 million of net income and $17.7 million of non-cash related expenses. The $57.4 million change in operating assets and liabilities includes an increase in accounts receivable of $79.7 million, an inventory increase of $46.3 million and an increase in prepaid expenses and other assets of $17.5 million. The increase in accounts receivable was primarily due to increased gross sales. The increase in inventory was mainly due to increased gross sales and our positioning in a shortage market, as well as to prepare for increases in demand for our logistics business. The increase in prepaid expenses and other assets was due in part to the expiration of a Brazil tax benefit on import duties resulting in $4.9 million of prepaid ICMS taxes (see Contingencies under Note 10 of our Notes to Unaudited Condensed Consolidated Financial Statements for more details). Cash used in the period was partially offset by cash generated from increases in accounts payable of $74.3 million and an increase in accrued expenses and other liabilities of $11.8 million.
Cash Flows from Investing Activities. Net cash used in investing activities of $15.8 million for the nine months ended May 27, 2011 was due to purchases of $15.0 million in property and equipment and $0.8 million of cash deposits on equipment. Net cash used in investing activities of $15.0 million for the nine months ended May 28, 2010 was primarily due to purchases of $15.4 million in property and equipment and cash deposits of $2.2 million on equipment, partially offset by net proceeds from the sale of our display business of $2.2 million and proceeds from sales of property and equipment of $0.3.
Cash Flows from Financing Activities. Net cash provided by financing activities of $8.8 million for the nine months ended May 27, 2011 was primarily due to proceeds from ordinary share issuances resulting from option exercises. Net cash used in financing activities of $23.6 million for the nine months ended May 28, 2010 was primarily due to $25.0 million used for the repurchase of a portion of the Notes (as disclosed above), partially offset by $1.4 million provided by ordinary share issuances resulting from option exercises.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our short-term debt of $55.1 million under the Notes that remain outstanding as of May 27, 2011. Although we did not have any balances outstanding as of May 27, 2011 under our WF Credit Facility, this facility provides for borrowings of up to $35 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the WF Credit Facility is fully drawn, other variables are held constant and the impact of any hedging arrangements is excluded, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.9 million per year.

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
See Note 10 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal matters.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 27, 2010 that was filed on November 3, 2010 and in our Quarterly Report on Form 10-Q for the three months ended November 26, 2010 that was filed on January 4, 2011 and in our Quarterly Report on Form 10-Q for the three months ended February 25, 2011 that was filed on April 1, 2011, except for the risk factors below which have been updated as follows:
There are risks and uncertainties associated with the proposed Merger.
On April 26, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saleen Holdings, Inc., a Cayman Islands exempted company (“Parent”), and Saleen Acquisition, Inc., a Cayman Islands exempted company and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by private equity funds Silver Lake Partners III, L.P. and Silver Lake Sumeru Fund, L.P. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than treasury shares, shares owned by Parent or Merger Sub, shares owned by any of the Company’s wholly-owned subsidiaries and shares held by any shareholders who are entitled to and who properly exercise appraisal and dissention rights under the laws of the Cayman Islands) will be canceled and extinguished and automatically converted into the right to receive $9.25 in cash, without interest and less applicable withholding taxes.
The Merger Agreement contains a provision under which the Company may solicit alternative acquisition proposals for the 45 days following the date the Merger Agreement was signed, and such period concluded on June 10, 2011 with no alternative acquisition proposals being received. After expiration of this period, the Company is now subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals.
There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated on a timely basis or at all, or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the Merger Agreement, Parent’s failure to obtain the necessary equity and debt financing contemplated by the commitments received in connection with the Merger Agreement or the failure of that financing to be sufficient to complete the Merger and the transactions contemplated thereby. Parent may also breach its obligations under the Merger Agreement or fail to proceed with the closing of the Merger, subject to payment to us of a $58.1 million termination fee, which fee may not be sufficient to compensate us for the harm we may suffer as a result of such termination. In addition, there can be no assurance that approval of our shareholders and requisite regulatory approvals will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our ordinary shares may decline to the extent that the current market price of our ordinary shares reflects an assumption that the Merger will be consummated. Furthermore, if the Merger is not completed, the price of our ordinary shares may decline to a level substantially below the market price of our ordinary shares prior to the announcement of the Merger.
Failure of the Merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans. Additionally, under certain circumstances, if the Merger Agreement is terminated, we will be required to pay a termination fee of $19.4 million or $12.9 million, depending on the circumstances of the termination, and/or reimbursement of expenses and out-of-pocket fees of Parent not exceeding $5 million. Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. In addition, four putative class action lawsuits relating to the proposed acquisition of the Company were filed on behalf of the Company’s shareholders against the Company, members of our Board of Directors and other defendants, seeking damages as well as declaratory and injunctive relief, including an order prohibiting consummation of the Merger or rescinding the Merger if consummated. Even if without merit, these suits can be time consuming for our management and costly to defend and, if successful could delay or prevent the consummation of the Merger. Any delay in completing, or the failure to complete, the Merger could have a negative impact on our business, stock price and our relationships with our customers, employees and suppliers.
Our business could be adversely impacted as a result of uncertainty related to the proposed Merger.
The Merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our cash flows, results of operations and our financial condition. For example:
• Our employees may experience uncertainty about their future at the Company, which might adversely affect our ability to hire and retain key managers and other employees;
• Customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with us; and
• The attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred and expensed $3.5 million of acquisition costs during the three months ended May 27, 2011, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated. In addition, if the Merger Agreement is terminated under certain circumstances, we are required to pay a termination fee of $19.4 million or $12.9 million.
Changes in, or interpretations of, tax regulations or rates, or changes in the geographic dispersion of our revenues, or changes in other tax benefits, may adversely affect our income, value-added and other taxes, which may in turn have a material adverse effect on our cash flow and financial condition.
Our future effective tax rates could be unfavorably affected by the resolution of issues arising from tax audits with various tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in tax laws or regulations or tax rates; changes in the interpretation or application of tax laws; changes in generally accepted accounting principles; changes in tax regulations or rates; increases or decreases in the amount of revenue or earnings in countries with particularly high or low statutory tax rates; or by changes in the valuation of our deferred tax assets and liabilities. While we enjoy and expect to continue to enjoy beneficial tax treatment in certain of our foreign locations, most notably Brazil and Malaysia, we are subject to meeting specific conditions in order to receive the beneficial treatment. Additionally, the beneficial treatments need to be renewed periodically and are subject to change. We are subject to tax examination in the United States and in foreign jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from current examinations. We believe such estimates to be reasonable, however there can be no assurance that the final determination of any examinations will be in the amounts of our estimates. Any significant variance in the results of an examination as compared to our estimates, or any failure to renew or continue to receive any beneficial tax treatment in any of our foreign locations, or any increase in our future effective tax rates due to any of the factors set forth above or otherwise, could reduce net income and could have a material adverse effect on our results of operations, our cash flow and our financial condition.
On October 3, 2008, our subsidiary in Brazil (“SMART Brazil”) received a notice from the Sao Paulo State Treasury Office providing an assessment for the collection of State Value-Added Tax (“ICMS”) as well as interest and penalties (collectively the “Assessment”) related to the transfer of ICMS credits during 2004 between two Brazilian entities. These transfers occurred prior to the acquisition in April 2004 of SMART from Solectron Corporation (“Solectron”). Solectron was subsequently acquired by Flextronics International Ltd. (“Flextronics”). We believe that the Assessment is covered by indemnification pursuant to the Transaction Agreement dated February 11, 2004 dealing with the acquisition of SMART from Solectron, and pursuant to the Flextronics Settlement Agreement described below, and, under the terms of the Transaction Agreement, Flextronics elected to assume responsibility to contest the Assessment on SMART Brazil’s behalf. In June 2010, we were advised by tax counsel that the efforts to contest the Assessment in the administrative level were unsuccessful.
In June 2010, SMART Brazil instituted a judicial proceeding requesting an injunction in relation to the Assessment which injunction was granted on June 16, 2010. In connection with this injunction, on June 17, 2010, SMART Brazil made a judicial deposit (the deposit, as may be increased from time to time is referred to as the “Judicial Deposit”) in the amount of the Assessment at that time which totaled $4.1 million (or 7.2 million BRL). In October 2010, the attorneys appointed by Flextronics filed a proceeding in the judicial sphere aiming, among other things, to: (i) dispute the enforceability of the state legislation that is involved in the Assessment; and (ii) dispute the penalties against SMART Brazil. On March 8, 2011, we entered into a Private Deed of Settlement and Release with Flextronics (the “Flextronics Settlement Agreement”) pursuant to which Flextronics agreed to pay to SMART Brazil $4.5 million (or 7.5 million BRL) as a reimbursement of a judicial deposit made by SMART Brazil in connection with the Assessment. On March 23, 2011, SMART Brazil received the reimbursement. As of May 27, 2011, the Judicial Deposit increased to $4.6 million (or 7.2 million BRL) due to accrued interest and exchange rate fluctuations. Until the proceedings in connection with the Assessment are resolved, the Judicial Deposit will continue to be held by the tax authorities and may continue to increase.
As of May 27, 2011, our unaudited condensed consolidated balance sheet reflects both a long-term liability under other long-term liabilities for the Assessment and a corresponding long-term judicial deposit and indemnification receivable related to Brazil ICMS assessment under other non-current assets for approximately $6.9 million (or 10.8 million BRL). These amounts are based on figures posted on a government website where assessments are listed and include interest on the tax, punitive penalties, interest on the penalties, and attorney’s fees. The balance of the Assessment increases daily.
On May 13, 2011, SMART Brazil received a notice indicating that the State of Sao Paulo had commenced a tax foreclosure proceeding against SMART Brazil in connection with the Assessment. We believe that the Assessment, as revised, as well as the defense of the foreclosure proceedings, are covered by the indemnity from Solectron and/or Flextronics discussed herein and as such, the likelihood of a material adverse effect on our cash flows, results of operations or financial condition is not probable. While we believe that the Assessment as revised and the defense of the foreclosure proceedings are subject to the indemnity, there can be no absolute assurance that Solectron and/or Flextronics will comply with their contractual indemnity obligations in this regard.

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Ruling, is subject to renewal every two years and expired on March 31, 2010. SMART Brazil applied for a renewal of this benefit, but the renewal was not granted until August 4, 2010. We were originally advised by tax counsel that the renewal of the benefit would be denied if SMART Brazil did not post a deposit against the Assessment for the benefit of the tax authorities in the event that the tax authorities prevail on any contests against the Assessment. In order to post the deposit, in June 2010 SMART Brazil instituted the judicial proceeding and made the Judicial Deposit as discussed above. Until the proceedings in connection with the Assessment are resolved, the Judicial Deposit will continue to be held by the tax authorities.
On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Ruling, such as SMART Brazil, to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes on imports. The payment of ICMS generates tax credits that may be used to offset ICMS generated from sales by SMART Brazil of its products, however, the vast majority of SMART Brazil’s sales in Sao Paulo are either subject to a lower ICMS rate or are made to customers that are entitled to other ICMS benefits that enable them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART Brazil’s imports. Although the renewal has been granted, there was no refund of ICMS tax credits that accumulated during the period when we were waiting for the renewal.
Effective February 1, 2011, in connection with its participation in a Brazilian government investment incentive program, known as “PADIS”, SMART Brazil spun off the module manufacturing operations into SMART do Brazil, a separate subsidiary. Also effective February 1, 2011, SMART do Brazil started to participate in another Brazilian federal government investment incentive program, known as “PPB”. This program is intended to promote local content by allowing qualified PPB companies to sell certain IT products with a reduced rate of the excise tax known as “IPI”, as compared to the tax rate that is required to be collected by non-PPB suppliers. In connection with this spin off, SMART do Brazil has also applied for a tax benefit from the State of Sao Paulo in order to obtain for this second subsidiary, a deferral of state ICMS. This tax benefit is referred to as State PPB, or CAT 14. CAT 14 allows taxpayers engaged in the computer industry that were granted with the IPI tax benefit, to import and purchase from suppliers located within the State of Sao Paulo, with a deferral of the ICMS imposed on imports and other local purchases. We have been advised by its tax counsel that it is eligible for CAT 14; however, the approval has not yet been received. As a result, from February 1, 2011 until the CAT 14 approval is granted, SMART do Brazil will not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART do Brazil’s imports and inputs. There will be no refund of ICMS tax credits that accumulate while SMART do Brazil waits for its CAT 14 approval. While we believe that we will receive the CAT 14 approval, there can be no assurance that the CAT 14 approval will be obtained. Failure to obtain the CAT 14 approval could have a material adverse effect on our cash flow, results of operation and our financial condition.
As of May 27, 2011, the accumulated ICMS tax credits reported on our unaudited condensed consolidated balance sheet was $17.4 million (or 27.3 million BRL), classified as other non-current assets on the accompanying condensed consolidated balance sheet. Due to the delay in getting the CAT14 approval, we expect our accumulated ICMS tax credit balance to increase in the next fiscal quarter and as there is no net recovery projected in the next 12 months, as of May 27, 2011, the tax credits are classified as non-current assets.
It is expected that the excess ICMS credits will be recovered primarily in fiscal 2012 through fiscal 2014. We update our forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approval of SMART do Brazil’s CAT 14 application, timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter-state mix of sales, the utilization of appropriation of credits and debits between our two subsidiaries in Brazil, and the amount of semiconductor wafer and component imports. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to fully recover the ICMS credits accumulated to date, resulting in a reclassification of ICMS credits from current to non-current, or vice versa. The accumulation of the excess credits had an adverse impact on our cash flows and while we expect to recover these excess credits, there can be no absolute assurance that the ICMS credits will be fully recoverable.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit No.	Exhibit Title

2.1
Agreement and Plan of Merger dated as of April 26, 2011, by and among SMART Modular Technologies (WWH), Inc., Saleen Holdings, Inc. and Saleen Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2011).

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

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE

	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BARRY ZWARENSTEIN

	Name:	Barry Zwarenstein
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 30, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit Title

2.1
Agreement and Plan of Merger dated as of April 26, 2011, by and among SMART Modular Technologies (WWH), Inc., Saleen Holdings, Inc. and Saleen Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2011).

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